Form 10KSB
period 1999-12-31
SPARTAN OIL CORP
filed 2000-03-30
CIK 828940

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


         [x]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF   THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999, or

         [ ]      ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF   THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

Commission file number: (33-19961)

           Spartan Oil Corporation (formerly Oliver Owen Corporation)
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              75-2224650
-----------------------------------                               ----------
    (State of Incorporation)                                     (Tax ID No.)

                    4714 Greenville Ave., Dallas, Texas              75206
--------------------------------------------------------------------------------
                  (Address of principal executive offices)         (ZIP code)

Registrant's telephone number, including area code:              972-841-6929
                                                                 ------------

Securities registered pursuant to Section 12(b) of the Act:      NONE

Securities registered pursuant to Section 12(g) of the Act:      Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.

                             X   YES                    NO
                           -----                  -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1999:
                                      $ -0-

Shares of common stock outstanding at December 31, 1999:         6,125,527

PART I.

ITEM 1     DESCRIPTION OF BUSINESS
----------------------------------

The Company has had no operations for the year ended December 31, 1999 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

There have been no economic events or changes that have affected the Registrant, for better or worse, to attract capital and there are no economic trends or uncertainties that the Registrant expects will have a material impact on whether it can attract capital in the future.

ITEM 2     DESCRIPTION OF PROPERTY
----------------------------------

The Company has no property. The Company maintains its office at the office of the President, Mr. Sean Gallagher, at no charge.

ITEM 3     LEGAL PROCEEDINGS
----------------------------

The Company is not involved in any legal proceedings.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------

The Company submitted no matters to a vote of security holders during the periods presented.

PART II.

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         a.       Market Information.

         The Company's stock is not currently traded; therefore no high or low bids are recited herein.

         b.       Holders.

         There are approximately seventy shareholders.

         c.       Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         e.       Warrants

         Registrant has no warrants outstanding.


ITEM 6     SELECTED FINANCIAL DATA
----------------------------------

         No selected financial data of the Registrant is included in columnar since the Company just has no assets and minimal liabilities.


ITEM 7     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND
--------------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

The Company has had no operations during the year ended December 31, 1999 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

There have been no economic events or changes that have affected the Registrant, for better or worse, to attract capital and there are no economic trends or uncertainties that the Registrant expects will have a material impact on whether it can attract capital in the future.

Liquidity
---------

The Registrant has no liquid assets and no assets. The Registrant has no liquidity and the liquidity the Registrant will be able to attract will from the sale of stock in the company, either for cash or issuance of stock for purchase of a business.

The Registrant has minimal expenses and no commitments.

Capital Resources
-----------------

The Registrant has no capital resources and if it can generate capital, it will be from the sale of stock in the company for cash or issuance of stock for purchase of a business.

There were no stock offerings during the quarter and none are currently planned.

There were no plans or requirements for purchase of capital items during the quarter. The Registrant does not foresee any material capital purchase in the coming twelve months.



ITEM 8     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------

         Report of Independent Certified Public Accountant is attached hereto


ITEM 9     CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
-------------------------------------------------------------------------------

         The Board of Directors engaged Charles Smith as auditor for the Company. There have been no disagreements with auditors on and accounting or financial disclosures.

PART III.


ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT
---------------------------------------------------------

         The following persons serve as directors and officers of Registrant:

         Sean Gallagher                              President and
                                                     Chairman of the Board

ITEM 11    EXECUTIVE COMPENSATION
---------------------------------

         No compensation has not paid to any officer or director since inception.

         The Company has no retirement or stock option or bonus plan.


ITEM 12    SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS
-----------------------------------------------------------------

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.
                                                                         % of
Title of    Name and address                 Amount of shares            class
             of owner                                                    owned
--------------------------------------------------------------------------------
Common      Sean Gallagher                      4,500,000                73.5%
            4714 Grenville Ave
            Dallas, Texas 75206

Common      All Officers, Directors &           4,500,000                73.5%
            Beneficial Holders as a Group



ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
---------------------------------------------------------

         There were no transactions during this reporting period.

PART IV.

ITEM 14    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON  FORM 8-K
------------------------------------------------------------------

(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Accountant's Report

         Balance Sheet - December 31, 1999, and 1998

         Statement of Revenues and Expenses for the Years End
         December 31, 1999 and 1998

         Statement of Stockholders' Equity and Accumulated Deficit Period from Inception (January 5, 1988) to December 31, 1999

         Statement of Cash Flows for Years End
         December 31, 1999 and 1998

         Notes to Financial Statements for Year Ended
         December 31, 1999 and 1998


(b) The following reports on Form 8-K were filed for the Company during 1999:

         The Company filed no reports on Form 8-K for the reporting period.

(c)      The Company is not filing any exhibits.

(d)      This section not applicable to the Company.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Spartan Oil Corporation
                                                  Registrant


                                                  By: /s/  Sean Gallagher
                                                     --------------------
                                                           Sean Gallagher
                                                  Its:     President


Date:     March 27, 2000


         Pursuant to the requirements to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

      Signature                      Title                        Date
      ---------                      -----                        ----


/s/  Sean Gallagher                President                 March 27, 2000
-------------------
     Sean Gallagher

                                Charles E. Smith

                           Certified Public Accountant
                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            TELEPHONE (214) 212-2307



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Spartan Oil Corporation

         I have audited the accompanying balance sheets of Spartan Oil Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Oil Corporation as of December 31, 1999 and 1998, and the results of operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note D to the financial statements the Company is a start up enterprise and presently does not have capital resources which raises doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustment that might arise from the outcome of this uncertainty.

Charles E. Smith
Rockwall, Texas
March 24, 2000







                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           December 31, 1999 and 1998



                                ASSETS

                                                                            Dec 31, 1999         Dec 31, 1998
                                                                           ----------------    -----------------

    CURRENT ASSETS:
        Cash                                                               $      -0-          $      -0-


                                                                           ----------------    -----------------

    TOTAL ASSETS                                                           $      -0-          $      -0-
                                                                           ================    =================




                 LIABILITIES AND STOCKHOLDERS' EQUITY

    LIABILITIES

      Accounts payable                                                               5,436                3,841
                                                                           ----------------    -----------------
            Total Current Liabilities                                                5,436                3,841

    STOCKHOLDERS' EQUITY
        Common stock, $0.001 par value, 6,125,527 shares
              issued and outstanding at December 31, 1999 and 1998                   6,126                6,126
        Additional paid-in-capital                                                       0                    0

        Accumulated Deficit                                                        (11,562)              (9,967)
                                                                           ----------------    -----------------
            Total Stockholders' Equity                                              (5,436)              (3,841)
                                                                           ----------------    -----------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           0                    0
                                                                           ================    =================












                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                     Years ended December 31, 1999 and 1998
        and Period from Inception (January 5, 1988) to December 31, 1999



                                                                                             Accumulated
                                                         Year ended      Year ended          since inception
                                                        Dec 31, 1999    Dec 31, 1998         Jan 5, 1988
                                                      ---------------------------------    -----------------

         REVENUE:                                     $          -0-      $       -0-      $    -0-


         OPERATING EXPENSE:
             General & administrative                            1,595             580               11,562
                                                      ---------------------------------    -----------------
                 Total Operating Expense                         1,595             580               11,562


                                                      ---------------------------------    -----------------

         NET LOSS                                              ($1,595)          ($580)            ($11,562)
                                                      =================================    =================




         Weighted average shares outstanding                 6,125,527       6,125,527            6,125,527
                                                      =================================    =================

         LOSS PER SHARE                                         ($0.00)         ($0.00)              ($0.00)
                                                      =================================    =================











                             See accompanying notes

                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
          Period from Inception (January 5, 1988) to December 31, 1999

                                                       Common                   Paid In        Accumulated
                                               Shares         Amount            Capital          Deficit              Total
                                           -----------------------------    ---------------------------------    -----------------
         Balance, Date of Inception
                 January 5, 1988

         Shares issued on January 5, 1988:

                 For cash                          500,000          500                  500                                1,000

         Shares issued as a dividend               500,000          500                 (500)

         Net Loss                                                                                       (250)                (250)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1988              1,000,000       $1,000                   $0           ($250)                $750
                                           =============================    =================================    =================

         Shares issued in May 1989:

                 For services                    5,125,527        5,126                                                     5,126

         Net Loss                                                                                     (6,375)              (6,375)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1989              6,125,527       $6,126                   $0         ($6,625)               ($499)
                                           ==================================================================    =================

         Net Loss                                                                                       (251)                (251)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1990              6,125,527       $6,126                   $0         ($6,876)               ($750)
                                           ==================================================================    =================

         Net Loss                                                                                       (300)                (300)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1991              6,125,527       $6,126                   $0         ($7,176)             ($1,050)
                                           ==================================================================    =================

         Net Loss                                                                                       (300)                (300)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1992              6,125,527       $6,126                   $0         ($7,476)             ($1,350)
                                           ==================================================================    =================

         Net Loss                                                                                       (300)                (300)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1993              6,125,527       $6,126                   $0         ($7,776)             ($1,650)
                                           ==================================================================    =================

         Net Loss                                                                                       (300)                (300)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1994              6,125,527       $6,126                   $0         ($8,076)             ($1,950)
                                           ==================================================================    =================

         Net Loss                                                                                       (300)                (300)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1995              6,125,527       $6,126                   $0         ($8,376)             ($2,250)
                                           ==================================================================    =================

         Net Loss                                                                                       (491)                (491)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1996              6,125,527       $6,126                   $0         ($8,867)             ($2,741)
                                           ==================================================================    =================

         Net Loss                                                                                       (520)                (520)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1997              6,125,527       $6,126                   $0         ($9,387)             ($3,261)
                                           ==================================================================    =================

         Net Loss                                                                                       (580)                (580)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1998              6,125,527       $6,126                   $0         ($9,967)             ($3,841)
                                           ==================================================================    =================

         Net Loss                                                                                     (1,595)              (1,595)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1999              6,125,527       $6,126                   $0        ($11,562)             ($5,436)
                                           ==================================================================    =================

                             See accompanying notes




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                     Years ended December 31, 1999 and 1998
        and Period from Inception (January 5, 1988) to December 31, 1999



                                                                                                                   Accumulated
                                                                               Year ended      Year ended          since inception
                                                                              Dec 31, 1998    Dec 31, 1997        (Jan 5, 1988)
                                                                            ---------------------------------    -----------------

         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                               (1,595)           (580)             (11,562)
             Adjustments to reconcile net loss to net
                     cash (used) by operating activities:
                         Accounts payable                                            1,595             580                5,436
                         Stock issued for services                                                                        5,126
                         Expenses paid by parent
                                                                            -------------------------------    -----------------
         NET CASH (USED) BY OPERATING ACTIVITIES:                                      -0-             -0-               (1,000)


         CASH FLOWS FROM INVESTING ACTIVITIES:                                         -0-             -0-                  -0-


         CASH FLOWS FROM FINANCING ACTIVITIES:
             Sale of common stock                                                      -0-             -0-                1,000

                                                                            -------------------------------    -----------------

         NET INCREASE IN CASH                                                          -0-             -0-                  -0-

         CASH, BEGINNING OF PERIOD                                                     -0-             -0-                  -0-
                                                                            -------------------------------    -----------------

         CASH, END OF PERIOD                                                     $     -0-       $     -0-       $          -0-
                                                                            ======================================================









                             See accompanying notes

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

Note A - Nature of Business  and  Summary of  Significant  Accounting  Policies:
History: The Company was organized under the laws of the State of Delaware on January 5, 1988 under the name of Oliver Owen Corporation, and on October 19, 1988 changed its name to Spartan Oil Corporation. The Company has been seeking capital to purchase a business and/or to merge with an existing business.

Basis of Accounting:

It is the Company's policy to prepare its financial statements on the accrual basis of accounting in conformity with generally accepted accounting principles. Sales are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Revenue Recognition:

Revenue is recognized when work is performed and amount invoiced.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss per Common Share:

Loss applicable to common share is based on the weighted average number of shares of common stock outstanding during the year.

Accounting Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Income Tax:

The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax (ATM) system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse.

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1999 and 1998


Note B - Stockholders' Equity:

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 1999 and December 31, 1998 there were 6,125,527and 6,125,527 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:

The Company is authorized to issue 5,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:

The Company had net operating losses totaling of $11,562 through December 31, 1999. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

Note D - Going Concern:

The Company has minimal capital resources available to meet obligations expected to be incurred given that it is a start up enterprise. Accordingly, the Company's continued existence is dependent upon the successful operation of the Company's plan of operations, selling common stock in the Company, or obtaining financing. Unless these conditions among others are met, the Company may be unable to continue as a going concern.