Form 10QSB
period 2000-03-31
SPARTAN OIL CORP
filed 2000-05-15
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      March 31, 2000

Commission file number:                     33-19961

           Spartan Oil Corporation (formerly Oliver Owen Corporation)
             (exact name of registrant as specified in its charter)

       Delaware                                                   75-2224650
------------------------                                          ------------
(State of Incorporation)                                          (IRS ID No.)


                    4714 Greenville Ave, Dallas, Texas             75206
           --------------------------------------------------    --------
               (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: 972-841-6929

Check whether the registrant files all documents and reports required to be filed by section 12, 13 or 15(d) od the Excahnge Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Shares of common stock outstanding at March 31, 2000:  6,125,527

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.          Financial Statements                         1 - 6

         Item  2.          Managements's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                   7


PART II - OTHER INFORMATION                                             8







                             SPARTAN OIL CORPORATION

                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999



                                     ASSETS

                                                                              March 31, 1999     Dec 31, 1999
                                                                            ------------------------------------

         CURRENT ASSETS:
             Cash                                                                        $0                  $0

                                                                            ----------------    ----------------

         TOTAL ASSETS                                                                    $0                  $0
                                                                            ================    ================




                      LIABILITIES AND STOCKHOLDERS' EQUITY

         LIABILITIES

              Accounts payable                                                       $9,138              $5,436

         STOCKHOLDERS' EQUITY
             Common stock, $0.001 par value                                           6,126               6,126
             Accumulated Deficit                                                    (15,264)            (11,562)
                                                                            ----------------    ----------------
                 Total Stockholders' Equity                                          (9,138)             (5,436)
                                                                            ----------------    ----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $0                  $0
                                                                            ================    ================



                             SPARTAN OIL CORPORATION

                             STATEMENT OF OPERATIONS
                   Three months ended March 31, 2000 and 1999


                                                                             Three months        Three months
                                                                                ended               ended
                                                                             March 31, 2000      March 31, 1999
                                                                            ------------------------------------

         REVENUE:                                                                        $0                  $0

         OPERATING EXPENSE:
             Professional fees                                                        2,500                   0
             General and administrative                                               1,202                 374
                                                                            ----------------    ----------------
                 Total Operating Expense                                              3,702                 374

                                                                            ----------------    ----------------

         NET LOSS                                                                   ($3,702)              ($374)
                                                                            ================    ================


         Weighted average shares outstanding                                      6,125,527           6,125,527
                                                                            ================    ================

         LOSS PER SHARE                                                              ($0.00)             ($0.00)
                                                                            ================    ================





                             SPARTAN OIL CORPORATION

        STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

             Period from inception (May 27, 1998) to March 31, 2000

                                                      Common                     Paid In       Accumulated
                                                   Shares         Amount         Capital         Deficit            Total
                                          --------------------------------------------------------------    ----------------

         Balance at inception,
           January 5, 1988                            -0-           -0-             -0-             -0-                 -0-

         Shares issued for cash:
           January 1988                           500,000           500             500                               1,000

         Shares issed as a dividend               500,000           500            (500)

         Net Loss                                                                                  (250)               (250)

                                          --------------------------------------------------------------    ----------------
         Balance

                 December 31, 1998              1,000,000        $1,000              $0           ($250)               $750
                                          ==============================================================    ================

         Shares issued for services:
           May 1989                             5,125,527         5,126                                               5,126

         Net Loss                                                                                (6,375)             (6,375)

                                          --------------------------------------------------------------    ----------------
         Balance

                 December 31, 1998              6,125,527         6,126               0          (6,625)               (499)
                                          ==============================================================    ================


         Net Loss - 1990                                                                           (251)               (251)

         Net Loss - 1991                                                                           (300)               (300)

         Net Loss - 1992                                                                           (300)               (300)

         Net Loss - 1993                                                                           (300)               (300)

         Net Loss - 1994                                                                           (300)               (300)

         Net Loss - 1995                                                                           (300)               (300)

         Net Loss - 1996                                                                           (491)               (491)

         Net Loss - 1997                                                                           (520)               (520)

         Net Loss - 1998                                                                           (580)               (580)

         Net Loss - 1999                                                                         (1,595)             (1,595)

                                          --------------------------------------------------------------    ----------------
         Balance

                 December 31, 1999              6,125,527         6,126               0         (11,562)             (5,436)
                                          ==============================================================    ================

         Net Loss

             Three months - March 31, 2000                                                       (3,702)             (3,702)

                                          --------------------------------------------------------------    ----------------
         Balance

                 March 31, 2000                 6,125,527         6,126               0         (15,264)             (9,138)
                                          ==============================================================    ================



                             SPARTAN OIL CORPORATION

                             STATEMENT OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999




                                                                                         Three months        Three months
                                                                                             ended               ended
                                                                                         March 31, 2000      March 31, 1999
                                                                                        ------------------------------------

         CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss                                                                           ($3,702)              ($374)
             Adjustments to reconcile net loss to net
                     cash (used) by operating activities:
                         Increase in current liabilities                                          3,702                 374
                                                                                        ----------------    ----------------
         NET CASH (USED) BY OPERATING ACTIVITIES:                                                     0                   0


         CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of assets to lease                                                              0                   0

         CASH FLOWS FROM FINANCING ACTIVITIES:
             Sale of common stock                                                                     0                   0

                                                                                        ----------------    ----------------

         NET INCREASE IN CASH                                                                        $0                  $0

         CASH, BEGINNING OF PERIOD                                                                    0                   0
                                                                                        ----------------    ----------------

         CASH, END OF PERIOD                                                                         $0                  $0
                                                                                        ================    ================



                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

Note A - Nature of Business and Summary of Significant Accounting Policies:

History:

The Company was organized January 5, 1988, as a Delaware corporation under the name Oliver Owen Corporation. The Company was organized for the purpose of combining with a privately held enterprise.

On October 19, 1988, the Company amended its articles of incorporation to change its name to Spartan Oil Corporation, authorize 50,000,000 shares of $0.001 par value common stock, and authorize 5,000,000 shares of $1.00 par value preferred stock. Such preferred stock may be issued by the Board of Directors who will determine all provisions of each series as they are issued.

The Company changed its name to Spartan Oil Corporation with the intent of being engaged in the oil and gas business. When negotiations for oil properties fell through, the Company tried to attract capital to purchase other properties.
Since that time, the Company has been seeking capital to purchase a business and/or to merge with an existing business.

Basis of Accounting:

It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Receipts are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss per Share:

Net loss applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Equipment:

Furniture and Equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Expenditures for maintenance, repairs and renewals are charged to expense when incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized.

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2000

Note A - Nature of Business and Summary of Significant Accounting Policies (con't):

Long-Lived Assets

The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Generally accepted accounting principals require recognition of impairment of long-lived assets in the event of net book value of such assets exceed the future undiscounted cash flows attributable to such assets. Consequently, the Company assesses its assets annually for impairment and writes down any amounts necessary as a result of the assessment.

Income Tax:

The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax system.

The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The Statement requires the use of an asset and liability approach for the accounting and financial reporting of income tax. No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

Note B - Capital Stock:

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $1.00. There are no preferred shares issued and outstanding.

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. There are 6,125,527 common shares issued and outstanding as of March 31, 2000.

Note C - Income Tax:

At March 31, 1999, the Company has losses to carry forward of approximately $15,264 which are available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended March 31, 1999 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

PART II.     OTHER INFORMATION


Item  1.     Legal Proceedings.

         The Company is not involved in any legal proceedings.

Item  2.     Changes in Securities.

                  Registrant has made no changes in its securities.

Item  3.     Defaults Upon Senior Securities.

                  Registrant  has  no  senior   securities  and  accordingly  no
defaults.

Item  4.     Submission of Matters to a Vote of Security Holders.

                  Registrant submitted no matters to a vote of security holders.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   Spartan Oil Corporation
                                                   ----------------------------
                                                    (Registrant)


                                                   BY:  /s/ Sean Gallagher
                                                        -----------------------
                                                        Sean Gallagher
                                                   Its: President and Secretary

DATE:   May 10, 2000
        Dallas, Texas