Form 10QSB
period 1988-06-30
SPARTAN OIL CORP
filed 2000-06-20
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        June 30, 1988

Commission file number:       33-19961

           Spartan Oil Corporation (formerly Oliver Owen Corporation)
             (exact name of registrant as specified in its charter)

       Delaware                                                   75-2224650
------------------------                                        ---------------
(State of Incorporation)                                           (IRS ID No.)


                    4714 Greenville Ave, Dallas, Texas               75206
          --------------------------------------------------       ----------
                 (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code: 972-841-6929

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirements for the past 90 days.


                                            X     YES                    NO
                                       -----------             ----------

Shares of common stock outstanding at June 30, 1988:

                                                     1,000,000

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.     Financial Statements                                 1 - 4

         Item  2.     Managements's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                           5


PART II - OTHER INFORMATION                                                6



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                                  June 30, 1988



                                     ASSETS

                                                                    June 30, 1988
                                                                  -----------------

 CURRENT ASSETS:
     Cash                                                               $    1,000

                                                                  -----------------

 TOTAL ASSETS                                                           $    1,000
                                                                  =================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

 LIABILITIES

   Accounts payable                                                            250
                                                                  -----------------
         Total Current Liabilities                                             250

 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 1,000,000 shares
           issued and outstanding at June 30, 1988                           1,000
     Additional paid-in-capital                                              1,000
     Accumulated Deficit                                                    (1,250)
                                                                  -----------------
         Total Stockholders' Equity                                            750
                                                                  -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  1,000
                                                                  =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS


                      Three months ended June 30, 1988 and
            Period from Inception (January 5, 1988) to June 30, 1988

                                                                                            Accumulated
                                                                        Three months        since inception
                                                                        June 30, 1988       Jan 5, 1988
                                                                       ----------------    -----------------


         REVENUE:                                                      $          -0-      $          -0-

         OPERATING EXPENSE:
             General & administrative                                                0                1,250
                                                                       ----------------    -----------------
                 Total Operating Expense                                             0                1,250

                                                                       ----------------    -----------------

         NET LOSS                                                      $             0              ($1,250)
                                                                       ================    =================


         Weighted average shares outstanding                                   505,435              505,435
                                                                       ================    =================

         LOSS PER SHARE                                                $          0.00               ($0.00)
                                                                       ================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

            Period from Inception (January 5, 1988) to June 30, 1988

                                                       Common                  Paid In        Accumulated
                                               Shares         Amount           Capital        Deficit              Total
                                           -----------------------------    ---------------------------------    -----------------

    Balance, Date of Inception
            January 5, 1988

    Shares issued on January 5, 1988:

            For cash                          500,000          500                  500                                1,000

    Shares issued for services                500,000          500                  500                                1,000

    Net Loss - three months - March 1988                                                         (1,250)              (1,250)
    Net Loss - three months - June 1988                                                                                    0

                                           -----------------------------    ---------------------------------    -----------------
    Balance, June 30, 1988                  1,000,000       $1,000               $1,000         ($1,250)                $750
                                           =============================    =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS


                        Three months ended June 30, 1988
          and Period from Inception (January 5, 1988) to June 30, 1988

                                                                                 Accumulated
                                                              Three months       since inception
                                                              June 30, 1988       (Jan 5, 1988)
                                                             ----------------    -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              0               (1,250)
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Accounts payable                                          0                  250
                 Stock issued for services                                                  1,000

                                                             ----------------    -----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                                -0-                    0


 CASH FLOWS FROM INVESTING ACTIVITIES:                                   -0-                  -0-


 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                              1,000                1,000

                                                             ----------------    -----------------

 NET INCREASE IN CASH                                                  1,000                1,000

 CASH, BEGINNING OF PERIOD                                               -0-                  -0-
                                                             ----------------    -----------------

 CASH, END OF PERIOD                                         $         1,000     $          1,000
                                                             =====================================


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
The Company has had no operations for the quarter ended June 30, 1988 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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





                                              Spartan Oil Corporation
                                              ------------------------------
                                               (Registrant)


                                              BY: /s/    Sean Gallagher
                                                 ---------------------------
                                                         Sean Gallagher
                                              Its: Secretary

DATE:   June 14, 2000
        Dallas, Texas