Form 10QSB
period 1988-09-30
SPARTAN OIL CORP
filed 2000-06-20
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        September 30, 1988

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


Shares of common stock outstanding at September 30, 1988:

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

                                 BALANCE SHEETS
                               September 30, 1988



                                     ASSETS

                                                                     Sept 30, 1988
                                                                    -----------------

  CURRENT ASSETS:
      Cash                                                          $          1,000

                                                                    -----------------

  TOTAL ASSETS                                                      $          1,000
                                                                    =================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


  LIABILITIES
    Accounts payable                                                             250
                                                                    -----------------
          Total Current Liabilities                                              250

  STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value, 1,000,000 shares
            issued and outstanding at September 30, 1988                       1,000
      Additional paid-in-capital                                               1,000
      Accumulated Deficit                                                     (1,250)
                                                                    -----------------
          Total Stockholders' Equity                                             750
                                                                    -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   1,000
                                                                    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS


                     Three months ended September 30, 1988
        and Period from Inception (January 5, 1988) to September 30, 1988


                                                                           Accumulated
                                                        Three months       since inception
                                                        Sept 30, 1988      Jan 5, 1988
                                                       ----------------    -----------------

   REVENUE:                                            $          -0-      $           -0-

   OPERATING EXPENSE:
       General & administrative                                      0                1,250
                                                       ----------------    -----------------
           Total Operating Expense                                   0                1,250

                                                       ----------------    -----------------

   NET LOSS                                            $             0              ($1,250)
                                                       ================    =================


   Weighted average shares outstanding                       1,000,000              768,493
                                                       ================    =================

   LOSS PER SHARE                                                $0.00               ($0.00)
                                                       ================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

          Period from Inception (January 5, 1988) to September 30, 1988

                                                         Common                Paid In        Accumulated
                                                 Shares         Amount         Capital          Deficit              Total
                                            -----------------------------    ---------------------------------    -----------------

 Balance, Date of Inception
         January 5, 1988

 Shares issued on January 5, 1988:
         For cash                                 500,000          500              500                                1,000

 Shares issued for services                       500,000          500              500                                1,000

 Net Loss - three months - March 1988                                                            (1,250)              (1,250)
 Net Loss - three months - June 1988                                                                                       0
 Net Loss - three months - September 1989                                                                                  0
                                            -----------------------------    ---------------------------------    -----------------
 Balance, September 30, 1988                    1,000,000       $1,000           $1,000         ($1,250)                $750
                                            =============================    =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS


                     Three months ended September 30, 1988
        and Period from Inception (January 5,1988) to September 30, 1988



                                                                                     Accumulated
                                                                Three months       since inception
                                                                Sept 30, 1988       (Jan 5, 1988)
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
                                                               =====================================

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended September 30, 1988 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

                                                     Spartan Oil Corporation
                                                     -----------------------
                                                      (Registrant)


                                                     BY:  /s/ Sean Gallagher
                                                          ------------------
                                                              Sean Gallagher,
                                                     Its: Secretary

DATE:   June 14, 2000
        Dallas, Texas