Form 10KSB
period 1988-12-31
SPARTAN OIL CORP
filed 2000-06-20
CIK 828940

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1988, or

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

                               X    YES                   NO
                           ---------            ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1988:

                                             $ -0-

Shares of common stock outstanding at December 31, 1988:      1,000,000

PART I.

ITEM 1            DESCRIPTION OF BUSINESS

The Company has had no operations for the year ended December 31, 1988 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted the matter of amending the Articles of Incorporation to approve a new class of preferred stock, 5,000,000 shares authorized, par value $1.00, to a vote of security holders during the period presented.

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

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company has had no operations during the year ended December 31, 1988 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

PART III.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following persons serve as directors and officers of Registrant:

         Jimmy Carter                                President and
                                                     Chairman of the Board

         Noel Klein                                  Vice-President
         L.A. Newlan, Jr.                            Secretary/Treasurer

ITEM 11  EXECUTIVE COMPENSATION

         The Company issued 500,000 shares to the officers as compensation during 1988.

         The Company has no retirement or stock option or bonus plan.

ITEM 12  SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.



Title of        Name and address                  Amount of shares         % of
                 of owner                                                 class
                                                                          owned
--------       -----------------                  ----------------      -------
Common         Jimmy Carter                        729,500               72.95%
               4242 Lamar, #102
               Arlington, Texas 76011

Common         Noel Klein                           69,950                6.99%
               4242 Lamar, #102
               Arlington, Texas 76011

Common         L.A. Newlan, Jr.                    100,000               10.00%
               4835 LBJ Freeway #825
               Dallas, Texas 75244

Common         All Officers, Directors &           899,450               89.45%
               Beneficial Holders as a Group


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         There were no transactions during this reporting period.

PART IV.

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
         FORM 8-K


(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Accountant's Report

         Balance Sheet - December 31, 1988

         Statement of Revenues and Expenses for the Year End
         December 31, 1988

         Statement of Stockholders' Equity and Accumulated Deficit Period from Inception (January 5, 1988) to December 31, 1988

         Statement of Cash Flows for Year End
         December 31, 1988

         Notes to Financial Statements for Year Ended
         December 31, 1988

(b) The following reports on Form 8-K were filed for the Company during 1998:

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

                                           Spartan Oil Corporation
                                           Registrant

                                           By:  /s/  Sean Gallagher
                                                -------------------
                                                     Sean Gallagher
                                           Its: President

Date:     June 14, 2000


         Pursuant to the requirements to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature                            Title                    Date

/s/  Sean Gallagher                  President                June 14, 2000
-----------------------------
Sean Gallagher

                                Table of Contents

                                                                          Page

Independent Accountant's Report                                             1

Balance Sheets                                                              2

Statement of Operations                                                     3

Statement of Stockholders' Equity and Accumulated Deficit                   4

Statement of Cash Flows                                                     5

Notes to Financial Statements                                             6 - 7

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

                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            TELEPHONE (214) 212-2307



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Spartan Oil Corporation

         I have audited the accompanying balance sheets of Spartan Oil Corporation as of December 31, 1988, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 1988. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Oil Corporation as of December 31, 1988, and the results of operations and its cash flows for the years ended December 31, 1988 in conformity with generally accepted accounting principles.

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



/s/  Charles E. Smith
     -----------------
     Charles E. Smith
     Rockwall, Texas
     March 24, 2000

                             SPARTAN OIL CORPORATION

                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                                December 31, 1988



                                     ASSETS

                                                                Dec 31, 1988
                                                              -----------------
  CURRENT ASSETS:
      Cash                                                          $    1,000

                                                              -----------------

  TOTAL ASSETS                                                      $    1,000
                                                              =================




               LIABILITIES AND STOCKHOLDERS' EQUITY

  LIABILITIES

    Accounts payable                                                       250
                                                              -----------------
          Total Current Liabilities                                        250

  STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value, 1,000,000 shares
            issued and outstanding at December 31, 1988                  1,000
      Additional paid-in-capital                                         1,000
      Accumulated Deficit                                               (1,250)
                                                              -----------------
          Total Stockholders' Equity                                       750
                                                              -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             1,000
                                                              =================
















                             See accompanying notes



                             SPARTAN OIL CORPORATION

                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                          Year ended December 31, 1988
        and Period from Inception (January 5, 1988) to December 31, 1988


                                                                             Accumulated
                                                          Year ended         since inception
                                                         Dec 31, 1988        Jan 5, 1988
                                                        ----------------    -----------------


  REVENUE:                                              $          -0-      $           -0-

  OPERATING EXPENSE:
      General & administrative                                    1,250                1,250
                                                        ----------------    -----------------
          Total Operating Expense                                 1,250                1,250

                                                        ----------------    -----------------

  NET LOSS                                                      ($1,250)             ($1,250)
                                                        ================    =================


  Weighted average shares outstanding                           768,493              768,493
                                                        ================    =================

  LOSS PER SHARE                                                 ($0.00)              ($0.00)
                                                        ================    =================










                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

          Period from Inception (January 5, 1988) to December 31, 1988

                                               Common                Paid In        Accumulated
                                       Shares           Amount       Capital          Deficit              Total
                                   -----------------------------    ---------------------------------    -----------------

 Balance, Date of Inception
         January 5, 1988

 Shares issued on January 5, 1988:

         For cash                          500,000          500            500                                    1,000

 Shares issued for services                500,000          500            500                                    1,000

 Net Loss                                                                                 (750)                    (750)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1988              1,000,000       $1,000         $1,000           ($750)          $        1,250
                                   =============================    =================================    =================











                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                          Year ended December 31, 1988
        and Period from Inception (January 5, 1988) to December 31, 1988



                                                                                Accumulated
                                                            Year ended         since inception
                                                           Dec 31, 1988        (Jan 5, 1988)
                                                          ----------------    -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      (1,250)              (1,250)
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Accounts payable                                     250                  250
                 Stock issued for services                          1,000                1,000

                                                          ----------------    -----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                             -0-                    0


 CASH FLOWS FROM INVESTING ACTIVITIES:                                -0-                  -0-


 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                           1,000                1,000

                                                          ----------------    -----------------

 NET INCREASE IN CASH                                               1,000                1,000

 CASH, BEGINNING OF PERIOD                                            -0-                  -0-
                                                          ----------------    -----------------

 CASH, END OF PERIOD                                      $        1 ,000     $         1 ,000
                                                          =====================================






                             See accompanying notes

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      December 31, 1988 and January 5, 1988

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

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                      December 31, 1988 and January 5, 1988


Note B - Stockholders' Equity:

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 1988 there were 1,000,000 shares outstanding.

The Company has not paid a dividend to its shareholders.

Preferred Stock:

The Company is authorized to issue 5,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:

The Company had net operating losses totaling of $1,250 through December 31, 1988. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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