Form 10QSB
period 1989-03-31
SPARTAN OIL CORP
filed 2000-06-20
CIK 828940

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      March 31, 1989

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

Shares of common stock outstanding at March 31, 1989

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

                                 BALANCE SHEETS
                      March 31, 1989 and December 31, 1988



                                     ASSETS

                                                                                       March 31, 1989      Dec 31, 1988
                                                                                     -------------------------------------

 CURRENT ASSETS:
     Cash                                                                            $            1       $         1,000

                                                                                     ----------------    -----------------

 TOTAL ASSETS                                                                        $            1       $         1,000
                                                                                     =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES
   Accounts payable                                                                              500                  250
                                                                                     ----------------    -----------------
         Total Current Liabilities                                                               500                  250

 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 1,000,000 shares issued and
          outstanding at March 31, 1989 and December 31, 1988 respectively                     1,000                1,000
     Additional paid-in-capital                                                                1,000                1,000
     Accumulated Deficit                                                                      (2,499)              (1,250)
                                                                                     ----------------    -----------------
         Total Stockholders' Equity                                                             (499)                 750
                                                                                     ----------------    -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1                1,000
                                                                                     ================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                   Three months ended March 31, 1989 and 1988
          and Period from Inception (January 5, 1988) to March 31, 1989


                                                                                              Accumulated
                                                         Three months      Three months       since inception
                                                        March 31, 1989    March 31, 1988      Jan 5, 1988
                                                       ------------------------------------------------------

         REVENUE:                                      $            -0-   $         -0-     $            -0-

         OPERATING EXPENSE:
             General & administrative                             1,249           1,250                2,499
                                                       ---------------------------------    -----------------
                 Total Operating Expense                          1,249           1,250                2,499

                                                       ---------------------------------    -----------------

         NET LOSS                                               ($1,249)        ($1,250)             ($2,499)
                                                       =================================    =================


         Weighted average shares outstanding                  3,111,654         505,435            3,864,025
                                                       =================================    =================

         LOSS PER SHARE                                          ($0.00)         ($0.00)              ($0.00)
                                                       =================================    =================



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

                                               Period from Inception (January 5, 1988) to March 31, 1989

                                                   Common                  Paid In        Accumulated
                                              Shares        Amount         Capital          Deficit              Total
                                      -----------------------------    ---------------------------------    -----------------

    Balance, Date of Inception
            January 5, 1988

    Shares issued on January 5, 1988:
            For cash                          500,000          500                  500                                1,000

    Shares issued for services                500,000          500                  500                                1,000

    Net Loss                                                                                     (1,250)              (1,250)
                                      -----------------------------    ---------------------------------    -----------------
    Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                      =============================    =================================    =================

    Shares issued in May 1989:
            For services                    4,625,527        4,626                                                     4,626

    Net Loss - three months - March 1989                                                         (1,249)              (1,249)

                                      -----------------------------    ---------------------------------    -----------------
    Balance, March 31, 1989                 5,625,527       $5,626               $1,000         ($2,499)              $4,127
                                      ==================================================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                   Three months ended March 31, 1989 and 1988
          and Period from Inception (January 5, 1988) to March 31, 1989



                                                                                                   Accumulated
                                                                Three months    Three months       since inception
                                                               March 31, 1989    March 31, 1988     (Jan 5, 1988)
                                                              ------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

             Net loss                                                   (1,249)         (1,250)              (2,499)
             Adjustments to reconcile net loss to net
                     cash (used) by operating activities:
                         Accounts payable                                  250             250                  500
                         Stock issued for services                                       1,000                5,626

                                                              ---------------------------------    -----------------
         NET CASH (USED) BY OPERATING ACTIVITIES:                         (999)              0                3,627


         CASH FLOWS FROM INVESTING ACTIVITIES:                             -0-             -0-                  -0-


         CASH FLOWS FROM FINANCING ACTIVITIES:
             Sale of common stock                                          -0-           1,000                1,000

                                                              ---------------------------------    -----------------

         NET INCREASE IN CASH                                             (999)          1,000                4,627

         CASH, BEGINNING OF PERIOD                                       1,000             -0-                  -0-
                                                              ---------------------------------    -----------------

         CASH, END OF PERIOD                                         $       1      $    1,000        $          1
                                                              ======================================================


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended March 31, 1989 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

                                                     Spartan Oil Corporation
                                                     -----------------------
                                                      (Registrant)


                                                     BY:  /s/ Sean Gallagher
                                                         ----------------------
                                                              Sean Gallagher

                                                     Its: Secretary

DATE:   June 14, 2000
        Dallas, Texas