Form 10QSB
period 1989-06-30
SPARTAN OIL CORP
filed 2000-06-20
CIK 828940

FORM 10-QSB
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:                      June 30, 1989

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


Shares of common stock outstanding at June 30, 1989

                                                     5,625,527

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

                                 BALANCE SHEETS
                       June 30, 1989 and December 31, 1988



                                     ASSETS

                                                                                           June 30, 1989        Dec 31, 1988
                                                                                          ----------------    -----------------

         CURRENT ASSETS:
             Cash                                                                         $             1       $        1,000

                                                                                          ----------------    -----------------

         TOTAL ASSETS                                                                     $             1       $        1,000
                                                                                          =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


         LIABILITIES
           Accounts payable                                                                           500                  250
                                                                                          ----------------    -----------------
                 Total Current Liabilities                                                            500                  250

         STOCKHOLDERS' EQUITY
             Common stock, $0.001 par value, 5,625,527 and 1,000,000 shares issued and
                  outstanding at June 30, 1989 and December 31, 1988 respectively                   5,626                1,000
             Additional paid-in-capital                                                             1,000                1,000
             Accumulated Deficit                                                                   (7,125)              (1,250)
                                                                                          ----------------    -----------------
                 Total Stockholders' Equity                                                          (499)                 750
                                                                                          ----------------    -----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                     1                1,000
                                                                                          ================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                    Three months ended June 30, 1989 and 1988
          and Period from Inception (January 5, 1988) to June 30, 1989


                                                                                                Accumulated
                                                           Three months    Three months       since inception
                                                          June 30, 1989    June 30, 1988        Jan 5, 1988
                                                         ---------------------------------    -----------------

         REVENUE:                                        $            -0-    $         -0-    $            -0-

         OPERATING EXPENSE:
             General & administrative                               4,626               0                7,125
                                                         ---------------------------------    -----------------
                 Total Operating Expense                            4,626               0                7,125

                                                         ---------------------------------    -----------------

         NET LOSS                                                 ($4,626)             $0              ($7,125)
                                                         =================================    =================


         Weighted average shares outstanding                    3,111,654         505,435            3,864,025
                                                         =================================    =================

         LOSS PER SHARE                                            ($0.00)   $       0.00               ($0.00)
                                                         =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

            Period from Inception (January 5, 1988) to June 30, 1989

                                                       Common                   Paid In        Accumulated
                                               Shares         Amount            Capital          Deficit              Total
                                           -----------------------------    ---------------------------------    -----------------

         Balance, Date of Inception
                 January 5, 1988

         Shares issued on January 5, 1988:
                 For cash                          500,000          500                  500                                1,000

         Shares issued for services                500,000          500                  500                                1,000

         Net Loss                                                                                     (1,250)              (1,250)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                           =============================    =================================    =================

         Shares issued in May 1989:
                 For services                    4,625,527        4,626                                                     4,626

         Net Loss - three months - March 1989                                                         (1,249)              (1,249)
         Net Loss - three months - June 1989                                                          (4,626)              (4,626)

                                           -----------------------------    ---------------------------------    -----------------
         Balance, June 30, 1989                  5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                           ==================================================================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                    Three months ended June 30, 1989 and 1988
          and Period from Inception (January 5, 1988) to June 30, 1989



                                                                                               Accumulated
                                                             Three months    Three months      since inception
                                                            June 30, 1989    June 30, 1988     (Jan 5, 1988)
                                                         ---------------------------------    -----------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                    (4,626)              0               (7,125)
       Adjustments to reconcile net loss to net
               cash (used) by operating activities:
                   Accounts payable                                     0               0                  500
                   Stock issued for services                        4,626                                5,626

                                                         ---------------------------------    -----------------
   NET CASH (USED) BY OPERATING ACTIVITIES:                           -0-             -0-                 (999)


   CASH FLOWS FROM INVESTING ACTIVITIES:                              -0-             -0-                  -0-


   CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of common stock                                           -0-             -0-                1,000

                                                         ---------------------------------    -----------------

   NET INCREASE IN CASH                                               -0-             -0-                    1

   CASH, BEGINNING OF PERIOD                                            1             -0-                  -0-
                                                         ---------------------------------    -----------------

   CASH, END OF PERIOD                                    $             1      $      -0-      $             1
                                                         ======================================================

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended June 30, 1989 and similarly, no operations for the same period last year. The Company issued 4,500,000 shares to Sean Gallagher to implement a plan of business of bringing in a groups of assets into the Company; as of June 30, 1989, no assets had been contracted for.

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

                  Registrant submitted the matter of issuing the 4,500,000 shares to its security holders.

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

                                                     Spartan Oil Corporation
                                                     -----------------------
                                                      (Registrant)


                                                     BY: /s/ Sean Gallagher
                                                        ------------------------
                                                             Sean Gallagher

                                                     Its: Secretary

DATE:   June 14, 2000
        Dallas, Texas