Form 10QSB
period 1989-09-30
SPARTAN OIL CORP
filed 2000-06-20
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        September 30, 1989

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

Shares of common stock outstanding at September 30, 1989:

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

                                 BALANCE SHEETS
                    September 30, 1989 and December 31, 1988



                             ASSETS

                                                                                      Sept 30, 1989        Dec 31, 1988
                                                                                     ----------------    -----------------

 CURRENT ASSETS:
     Cash                                                                            $             1      $         1,000

                                                                                     ----------------    -----------------

 TOTAL ASSETS                                                                        $             1      $         1,000
                                                                                     =====================================




              LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES
   Accounts payable                                                                              500                  250
                                                                                     ----------------    -----------------
         Total Current Liabilities                                                               500                  250

 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 5,625,527 and 1,000,000 shares issued and
           outstanding at September 30, 1989 and December 31, 1988 respectively                5,626                1,000
     Additional paid-in-capital                                                                1,000                1,000
     Accumulated Deficit                                                                      (7,125)              (1,250)
                                                                                     ----------------    -----------------
         Total Stockholders' Equity                                                             (499)                 750
                                                                                     ----------------    -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1                1,000
                                                                                     ================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                 Three months ended September 30, 1989 and 1988
        and Period from Inception (January 5, 1988) to September 30, 1989


                                                                                               Accumulated
                                                          Three months      Three months       since inception
                                                         Sept 30, 1989      Sept 30, 1988      Jan 5, 1988
                                                        ---------------------------------    -----------------

 REVENUE:                                               $             -0-    $        -0-    $            -0-

 OPERATING EXPENSE:
     General & administrative                                          0               0                7,125
                                                        ---------------------------------    -----------------
         Total Operating Expense                                       0               0                7,125

                                                        ---------------------------------    -----------------

 NET LOSS                                                             $0     $         0              ($7,125)
                                                        =================================    =================


 Weighted average shares outstanding                           5,625,527       1,000,000            3,864,025
                                                        =================================    =================

 LOSS PER SHARE                                         $           0.00     $      0.00               ($0.00)
                                                        =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

          Period from Inception (January 5, 1988) to September 30, 1989

                                                     Common                   Paid In        Accumulated
                                              Shares         Amount            Capital          Deficit              Total
                                          -----------------------------    ---------------------------------    -----------------

Balance, Date of Inception
        January 5, 1988

Shares issued on January 5, 1988:
        For cash                             500,000          500                  500                                1,000

Shares issued for services                   500,000          500                  500                                1,000

Net Loss                                                                                        (1,250)              (1,250)
                                          -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1988                 1,000,000       $1,000               $1,000         ($1,250)                $750
                                          =============================    =================================    =================

Shares issued in May 1989:
        For services                       4,625,527        4,626                                                     4,626

Net Loss - three months - March 1989                                                            (1,249)              (1,249)
Net Loss - three months - June 1989                                                             (4,626)              (4,626)
Net Loss - three months - September 1989                                                                                  0
                                          -----------------------------    ---------------------------------    -----------------
Balance, September 30, 1989                5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                          ==================================================================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                 Three months ended September 30, 1989 and 1988
        and Period from Inception (January 5, 1988) to September 30, 1989



                                                                                               Accumulated
                                                            Three months    Three months       since inception
                                                           Sept 30, 1989    Sept 30, 1988      (Jan 5, 1988)
                                                          ---------------------------------    -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            0               0               (7,125)
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Accounts payable                                        0               0                  500
                 Stock issued for services                                                                5,626

                                                          ---------------------------------    -----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                              -0-             -0-                 (999)


 CASH FLOWS FROM INVESTING ACTIVITIES:                                 -0-             -0-                  -0-


 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                              -0-             -0-                1,000

                                                          ---------------------------------    -----------------

 NET INCREASE IN CASH                                                  -0-             -0-                    1

 CASH, BEGINNING OF PERIOD                                               1             -0-                  -0-
                                                          ---------------------------------    -----------------

 CASH, END OF PERIOD                                       $             1    $        -0-      $             1
                                                          ======================================================


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended September 30, 1989 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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