Form 10KSB
period 1989-12-31
SPARTAN OIL CORP
filed 2000-06-20
CIK 828940

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1989, or

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
         (State of Incorporation)                         (Tax ID No.)

                    4714 Greenville Ave., Dallas, Texas 75206
--------------------------------------------------------------------------------
               (Address of principal executive offices)(ZIP code)

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

                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1988:

                                        $ -0-

Shares of common stock outstanding at December 31, 1989:     5,625,527

PART I.

ITEM 1   DESCRIPTION OF BUSINESS

The Company has had no operations for the year ended December 31, 1989 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted the matter of the issuance of 4,500,000 common shares to Sean Gallagher under an consulting contract during the period presented.

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

ITEM 7   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company has had no operations during the year ended December 31, 1989 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

PART III.

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


         The following persons serve as directors and officers of Registrant:

         Sean Gallagher                 President, Secretary, Treasurer, and
                                        Chairman of the Board

ITEM 11  EXECUTIVE COMPENSATION

         The Company issued 4,500,000 shares to the officer as compensation during 1989.

         The Company has no retirement or stock option or bonus plan.

ITEM 12  SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.


                                                                          % of
Title of       Name and address                Amount of shares           class
                of owner                                                  owned
-------------------------------------------------------------------------------

Common        Sean Gallagher                         4,500,000           79.99%
              4714 Greenville Ave
              Dallas, Texas 75206

Common        Jimmy Carter                             729,500          12.97%
              4242 Lamar, #102
              Arlington, Texas 76011

Common        All Officers, Directors &              5,229,500          92.96%
              Beneficial Holders as a Group


ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company issued 4,500,000 shares to the President for his services.

PART IV.

ITEM 14  EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
         FORM 8-K

(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Accountant's Report

         Balance Sheet - December 31, 1989 and 1988

         Statement of Revenues and Expenses for the Years End
         December 31, 1989 and 1988

         Statement of Stockholders' Equity and Accumulated Deficit Period from Inception (January 5, 1988) to December 31, 1989

         Statement of Cash Flows for Years End
         December 31, 1989 and 1988

         Notes to Financial Statements for Year Ended
         December 31, 1989 and 1988


(b) The following reports on Form 8-K were filed for the Company during 1998:

         The Company filed a Form 8-K to report a change in control of the Registrant.

(c)      The Company is not filing any exhibits.

(d)      This section not applicable to the Company.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Spartan Oil Corporation
                                           Registrant

                                           By:  /s/ Sean Gallagher
                                                ------------------
                                                    Sean Gallagher


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

                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            TELEPHONE (214) 212-2307



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Spartan Oil Corporation

         I have audited the accompanying balance sheets of Spartan Oil Corporation as of December 31, 1989 and 1988, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 1989 and 1988. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Oil Corporation as of December 31, 1989 and 1988, and the results of operations and its cash flows for the years ended December 31, 1989 and 1988 in conformity with generally accepted accounting principles.

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



/s/  Charles E. Smith
     ----------------
     Charles E. Smith
     Rockwall, Texas
     March 24, 2000




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           December 31, 1989 and 1988



                             ASSETS

                                                                                      Dec 31, 1989         Dec 31, 1988
                                                                                     ----------------    -----------------

 CURRENT ASSETS:
     Cash                                                                            $             1       $        1,000

                                                                                     ----------------    -----------------

 TOTAL ASSETS                                                                        $             1       $        1,000
                                                                                     =====================================




              LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES
   Accounts payable                                                                              500                  250
                                                                                     ----------------    -----------------
         Total Current Liabilities                                                               500                  250

 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 5,625,527 and 1,000,000 shares
           issued and outstanding at December 31, 1989 and 1988 respectively                   5,626                1,000
     Additional paid-in-capital                                                                  500                  500
     Accumulated Deficit                                                                      (6,625)                (750)
                                                                                     ----------------    -----------------
         Total Stockholders' Equity                                                             (499)                 750
                                                                                     ----------------    -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        1                1,000
                                                                                     ================    =================













                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                     Years ended December 31, 1989 and 1988
        and Period from Inception (January 5, 1988) to December 31, 1989


                                                                                              Accumulated
                                                            Year ended      Year ended        since inception
                                                           Dec 31, 1989    Dec 31, 1988         Jan 5, 1988
                                                       ---------------------------------    -----------------

 REVENUE:                                              $           -0-     $       -0-         $    -0-

 OPERATING EXPENSE:
     General & administrative                                     5,875           1,250                7,125
                                                       ---------------------------------    -----------------
         Total Operating Expense                                  5,875           1,250                7,125

                                                       ---------------------------------    -----------------

 NET LOSS                                                       ($5,875)        ($1,250)             ($7,125)
                                                       =================================    =================


 Weighted average shares outstanding                          3,864,025         768,493            3,979,778
                                                       =================================    =================

 LOSS PER SHARE                                                  ($0.00)         ($0.00)              ($0.00)
                                                       =================================    =================
















                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

          Period from Inception (January 5, 1988) to December 31, 1989

                                               Common                   Paid In        Accumulated
                                       Shares         Amount            Capital          Deficit              Total
                                   -----------------------------    ---------------------------------    -----------------

 Balance, Date of Inception
         January 5, 1988

 Shares issued on January 5, 1988:
         For cash                          500,000          500                  500                                1,000

 Shares issued for services                500,000          500                  500                                1,000

 Net Loss                                                                                     (1,250)              (1,250)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                   =============================    =================================    =================

 Shares issued in May 1989:
         For services                    4,625,527        4,626                                                     4,626

 Net Loss                                                                                     (5,875)              (5,875)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                   ==================================================================    =================












                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                     Years ended December 31, 1989 and 1988
        and Period from Inception (January 5, 1988) to December 31, 1989



                                                                                                Accumulated
                                                              Year ended      Year ended        since inception
                                                             Dec 31, 1989    Dec 31, 1988        (Jan 5, 1988)
                                                         ---------------------------------    -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      (5,875)         (1,250)              (7,125)
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Accounts payable                                     250             250                  500
                 Stock issued for services                          4,626           1,000                5,626

                                                         ---------------------------------    -----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                            (999)            -0-                 (999)


 CASH FLOWS FROM INVESTING ACTIVITIES:                                -0-             -0-                  -0-


 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                             -0-           1,000                1,000

                                                         ---------------------------------    -----------------

 NET INCREASE IN CASH                                                (999)          1,000                    1

 CASH, BEGINNING OF PERIOD                                          1,000             -0-                  -0-
                                                         ---------------------------------    -----------------

 CASH, END OF PERIOD                                     $              1    $    1 ,000        $            1
                                                         ======================================================








                             See accompanying notes

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1989 and 1988

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

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1989 and 1988


Note B - Stockholders' Equity:

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 1989 and December 31, 1988 there were 5,625,527and 1,000,000 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:

The Company is authorized to issue 5,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:

The Company had net operating losses totaling of $7,125 through December 31, 1989. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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