Form 10QSB
period 1990-03-31
SPARTAN OIL CORP
filed 2000-06-21
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        March 31, 1990

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

Shares of common stock outstanding at March 31, 1990

                                                     6,125,527

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.    Financial Statements                              1-4

         Item  2.    Managements's Discussion and Analysis
                     of Financial Condition and Results of

                     Operations                                        5


PART II - OTHER INFORMATION                                            6


                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                      March 31, 1990 and December 31, 1989



                                     ASSETS

                                                                          March 31, 1990      Dec 31, 1989
                                                                        -------------------------------------

 CURRENT ASSETS:
     Cash                                                               $        -0-        $              1

                                                                        ----------------    -----------------

 TOTAL ASSETS                                                           $        -0-        $              1
                                                                        =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES
   Accounts payable                                                               1,050                  500
                                                                        ----------------    -----------------
         Total Current Liabilities                                                1,050                  500

 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 6,125,527 shares issued
           and outstanding at March 31, 1990 and December 31, 1991                6,126                5,626
     Additional paid-in-capital                                                   1,500                1,000
     Accumulated Deficit                                                         (8,676)              (7,125)
                                                                        ----------------    -----------------
         Total Stockholders' Equity                                              (1,050)                (499)
                                                                        ----------------    -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           0                    1
                                                                        ================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                   Three months ended March 31, 1990 and 1989
          and Period from Inception (January 5, 1988) to March 31, 1990


                                                                                  Accumulated
                                               Three months    Three months       since inception
                                              March 31, 1990    March 31, 1989      Jan 5, 1988
                                             ------------------------------------------------------

  REVENUE:                                   $           -0-     $       -0-      $           -0-

  OPERATING EXPENSE:
      General & administrative                          1,251           1,249                8,376
                                             ---------------------------------    -----------------
          Total Operating Expense                       1,251           1,249                8,376

                                             ---------------------------------    -----------------

  NET LOSS                                            ($1,251)        ($1,249)             ($8,376)
                                             =================================    =================


  Weighted average shares outstanding               5,753,305       1,000,000            6,035,116
                                             =================================    =================

  LOSS PER SHARE                                       ($0.00)         ($0.00)              ($0.00)
                                             =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

            Period from Inception (January 5, 1988) to March 31, 1990

                                                     Common                    Paid In        Accumulated
                                              Shares         Amount            Capital          Deficit              Total
                                            -----------------------------    ---------------------------------    -----------------

   Balance, Date of Inception
           January 5, 1988

   Shares issued on January 5, 1988:
           For cash                          500,000          500                  500                                1,000

   Shares issued for services                500,000          500                  500                                1,000

   Net Loss                                                                                     (1,250)              (1,250)
                                           -----------------------------    ---------------------------------    -----------------
   Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                           =============================    =================================    =================

   Shares issued in May 1989:
           For services                    4,625,527        4,626                                                     4,626

   Net Loss                                                                                     (5,875)              (5,875)
                                           -----------------------------    ---------------------------------    -----------------
   Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                           ==================================================================    =================

   Shares issued in March 1990:
           For services                      500,000          500                  500                                1,000

   Net Loss - three months - March 1990                                                         (1,251)              (1,251)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, March 31, 1990           6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                           ==================================================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                   Three months ended March 31, 1990 and 1989
          and Period from Inception (January 5, 1988) to March 31, 1990



                                                                                              Accumulated
                                                           Three months    Three months       since inception
                                                          March 31, 1990    March 31, 1989     (Jan 5, 1988)
                                                         ------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      (1,251)         (1,249)              (8,376)
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Accounts payable                                     250             250                  750
                 Stock issued for services                          1,000                                6,626

                                                         ---------------------------------    -----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                              (1)           (999)              (1,000)


 CASH FLOWS FROM INVESTING ACTIVITIES:                                -0-             -0-                  -0-


 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                             -0-             -0-                1,000

                                                         ---------------------------------    -----------------

 NET INCREASE IN CASH                                                  (1)           (999)                 -0-

 CASH, BEGINNING OF PERIOD                                            -0-           1,000                  -0-
                                                         ---------------------------------    -----------------

 CASH, END OF PERIOD                                     $            -0-        $      1     $            -0-
                                                         ======================================================


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended March 31, 1990 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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