Form 10QSB
period 1990-09-30
SPARTAN OIL CORP
filed 2000-06-21
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:       September 30, 1990

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

Shares of common stock outstanding at September 30, 1990

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

                                 BALANCE SHEETS
                    September 30, 1990 and December 31, 1989



                                     ASSETS

                                                                                     Sept 30, 1990        Dec 31, 1989
                                                                                    ----------------    -----------------

CURRENT ASSETS:
    Cash                                                                            $           -0-     $              1

                                                                                    ----------------    -----------------

TOTAL ASSETS                                                                        $           -0-     $              1
                                                                                    =====================================




             LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                                              750                  500
                                                                                    ----------------    -----------------
        Total Current Liabilities                                                               750                  500

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 and 5,625,527 shares issued and
          outstanding at September 30, 1990 and December 31, 1989 respectively                6,126                5,626
    Additional paid-in-capital                                                                1,500                1,000
    Accumulated Deficit                                                                      (8,376)              (7,125)
                                                                                    ----------------    -----------------
        Total Stockholders' Equity                                                             (750)                (499)
                                                                                    ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        0                    1
                                                                                    ================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                 Three months ended September 30, 1990 and 1989
        and Period from Inception (January 5, 1988) to September 30, 1990


                                                                                     Accumulated
                                                 Three months     Three months       since inception
                                                Sept 30, 1990     Sept 30, 1989        Jan 5, 1988
                                               ---------------------------------    -----------------

 REVENUE:                                      $           -0-     $        -0-     $            -0-

 OPERATING EXPENSE:
     General & administrative                                 0                0                8,376
                                               ---------------------------------    -----------------
         Total Operating Expense                              0                0                8,376

                                               ---------------------------------    -----------------

 NET LOSS                                      $              0    $           0              ($8,376)
                                               =================================    =================


 Weighted average shares outstanding                  6,125,527        5,625,527            6,035,116
                                               =================================    =================

 LOSS PER SHARE                                $           0.00    $        0.00               ($0.00)
                                               =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

          Period from Inception (January 5, 1988) to September 30, 1990

                                             Common                    Paid In        Accumulated
                                      Shares         Amount            Capital          Deficit              Total
                                  -----------------------------    ---------------------------------    -----------------

Balance, Date of Inception
        January 5, 1988

Shares issued on January 5, 1988:
        For cash                          500,000          500                  500                                1,000

Shares issued for services                500,000          500                  500                                1,000

Net Loss                                                                                     (1,250)              (1,250)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                  =============================    =================================    =================

Shares issued in May 1989:
        For services                    4,625,527        4,626                                                     4,626

Net Loss                                                                                     (5,875)              (5,875)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                  ==================================================================    =================

Shares issued in March 1990:
        For services                      500,000          500                  500                                1,000

Net Loss - three months - March 1990                                                           (251)                (251)
Net Loss - three months - June 1990                                                          (1,000)              (1,000)
Net Loss - three months - September 1990                                                                               0
                                  -----------------------------    ---------------------------------    -----------------

                                  -----------------------------    ---------------------------------    -----------------
Balance, September 30, 1990             6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                  ==================================================================    =================



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                 Three months ended September 30, 1990 and 1989
        and Period from Inception (January 5, 1988) to September 30, 1990



                                                                                              Accumulated
                                                           Three months    Three months       since inception
                                                          Sept 30, 1990    Sept 30, 1989       (Jan 5, 1988)
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
                                                       ======================================================


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended September 30, 1990 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

                                                     Spartan Oil Corporation
                                                     -----------------------
                                                      (Registrant)


                                                     BY:  /s/Sean Gallagher
                                                        --------------------
                                                             Sean Gallagher
                                                     Its: Secretary

DATE:   June 14, 2000
        Dallas, Texas