Form 10KSB
period 1990-12-31
SPARTAN OIL CORP
filed 2000-06-21
CIK 828940

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1990, or

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

                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1990:

                                                       $ -0-

Shares of common stock outstanding at December 31, 1990:   6,125,527

PART I.

ITEM 1            DESCRIPTION OF BUSINESS

The Company has had no operations for the year ended December 31, 1990 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

The Company submitted no items to a vote of security holders during the reporting period.

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has had no operations during the year ended December 31, 1990 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

PART III.

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following persons serve as directors and officers of Registrant:

         Sean Gallagher                    President, Secretary, Treasurer, and
                                           Chairman of the Board

ITEM 11           EXECUTIVE COMPENSATION

         The Company paid no compensation to its officers or directors during the year.

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

                                                                         % of
Title of      Name and address               Amount of shares            class
               of owner                                                  owned

Common       Sean Gallagher                    4,500,000                 73.46%
             4714 Greenville Ave
             Dallas, Texas 75206

Common       Shirley Brulte                      500,000                  8.16%
             1104 Mossvine
             Plano, Texas

Common       Jimmy Carter                        729,500                 11.91%
             4242 Lamar, #102
             Arlington, Texas 76011

Common       All Officers, Directors &         5,729,500                 93.53%
             Beneficial Holders as a Group


ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Registrant issued 500,000 shares to Shirley Brulte as compensation for services.

PART IV.

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
                  FORM 8-K


(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Accountant's Report

         Balance Sheet - December 31, 1990 and 1989

         Statement of Revenues and Expenses for the Years End
         December 31, 1990 and 1989

         Statement of Stockholders' Equity and Accumulated Deficit Period from Inception (January 5, 1988) to December 31, 1990

         Statement of Cash Flows for Years End
         December 31, 1990 and 1989

         Notes to Financial Statements for Year Ended
         December 31, 1990 and 1989


(b) The following reports on Form 8-K were filed for the Company during the year:

         None.

(c)      The Company is not filing any exhibits.

(d)      This section not applicable to the Company.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Spartan Oil Corporation
                                                     Registrant

                                                     By:  /s/  Sean Gallagher
                                                          ---------------------
                                                          Sean Gallagher
                                                     Its: President

Date:     June 14, 2000


         Pursuant to the requirements to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature                            Title                    Date

/s/  Sean Gallagher                President                 June 14, 2000
---------------------
     Sean Gallagher

                                Table of Contents

                                                                           Page

Independent Accountant's Report                                              1

Balance Sheets                                                               2

Statement of Operations                                                      3

Statement of Stockholders' Equity and Accumulated Deficit                    4

Statement of Cash Flows                                                      5

Notes to Financial Statements                                               6-7

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

                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            TELEPHONE (214) 212-2307



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Spartan Oil Corporation

         I have audited the accompanying balance sheets of Spartan Oil Corporation as of December 31, 1990 and 1989, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 1990 and 1989. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Oil Corporation as of December 31, 1990 and 1989, and the results of operations and its cash flows for the years ended December 31, 1990 and 1989 in conformity with generally accepted accounting principles.

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


/s/  Charles E. Smith
---------------------
     Charles E. Smith

Rockwall, Texas
March 24, 2000



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           December 31, 1990 and 1989



                            ASSETS

                                                                                     Dec 31, 1990         Dec 31, 1989
                                                                                    ----------------    -----------------

CURRENT ASSETS:
    Cash                                                                            $          -0-      $              1

                                                                                    ----------------    -----------------

TOTAL ASSETS                                                                        $          -0-      $              1
                                                                                    =====================================




             LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                                              750                  500
                                                                                    ----------------    -----------------
        Total Current Liabilities                                                               750                  500

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 and 5,625,527 shares
          issued and outstanding at December 31, 1990 and 1989 respectively                   6,126                5,626
    Additional paid-in-capital                                                                1,500                1,000
    Accumulated Deficit                                                                      (8,376)              (7,125)
                                                                                    ----------------    -----------------
        Total Stockholders' Equity                                                             (750)                (499)
                                                                                    ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        0                    1
                                                                                    ================    =================






                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                     Years ended December 31, 1990 and 1989
        and Period from Inception (January 5, 1988) to December 31, 1990


                                                                                   Accumulated
                                                 Year ended      Year ended        since inception
                                                Dec 31, 1990     Dec 31, 1989      Jan 5, 1988
                                              ---------------------------------    -----------------


 REVENUE:                                     $           -0-    $        -0-      $           -0-

 OPERATING EXPENSE:
     General & administrative                            1,251           5,875                8,376
                                              ---------------------------------    -----------------
         Total Operating Expense                         1,251           5,875                8,376

                                              ---------------------------------    -----------------

 NET LOSS                                              ($1,251)        ($5,875)             ($8,376)
                                              =================================    =================


 Weighted average shares outstanding                 6,035,116       3,864,025            6,035,116
                                              =================================    =================

 LOSS PER SHARE                                         ($0.00)         ($0.00)              ($0.00)
                                              =================================    =================











                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

          Period from Inception (January 5, 1988) to December 31, 1990

                                                          Common                 Paid In        Accumulated
                                                   Shares         Amount         Capital          Deficit              Total
                                           -----------------------------    ---------------------------------    -----------------

         Balance, Date of Inception
                 January 5, 1988

         Shares issued on January 5, 1988:
                 For cash                          500,000          500                  500                                1,000

         Shares issued for services                500,000          500                  500                                1,000

         Net Loss                                                                                     (1,250)              (1,250)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                           =============================    =================================    =================

         Shares issued in May 1989:
                 For services                    4,625,527        4,626                                                     4,626

         Net Loss                                                                                     (6,375)              (6,375)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($5,875)               ($999)
                                           ==================================================================    =================

         Shares issued in March 1990:
                 For services                      500,000          500                  500                                1,000

         Net Loss                                                                                       (751)                (751)
                                           -----------------------------    ---------------------------------    -----------------
         Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($6,626)               ($750)
                                           ==================================================================    =================






                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                     Years ended December 31, 1990 and 1989
        and Period from Inception (January 5, 1988) to December 31, 1990



                                                                                               Accumulated
                                                           Year ended        Year ended        since inception
                                                          Dec 31, 1990       Dec 31, 1989        (Jan 5, 1988)
                                                        ---------------------------------    -----------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     (1,251)         (5,875)              (8,376)
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Accounts payable                                    250             250                  750
                 Stock issued for services                         1,000           4,626                6,626

                                                        ---------------------------------    -----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                             (1)           (999)              (1,000)


 CASH FLOWS FROM INVESTING ACTIVITIES:                               -0-             -0-                  -0-


 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                            -0-             -0-                1,000

                                                        ---------------------------------    -----------------

 NET INCREASE IN CASH                                                 (1)           (999)                 -0-

 CASH, BEGINNING OF PERIOD                                             1           1,000                  -0-
                                                        ---------------------------------    -----------------

 CASH, END OF PERIOD                                    $            -0-     $         1     $            -0-
                                                        ======================================================

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1990 and 1989

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

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 19890and 1989


Note B - Stockholders' Equity:

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 1990 and December 31, 1989 there were 6,125,527and 5,625,527 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:

The Company is authorized to issue 5,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:

The Company had net operating losses totaling of $8,376 through December 31, 1990. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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