Form 10QSB
period 1991-03-31
SPARTAN OIL CORP
filed 2000-06-21
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:       March 31, 1991

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

Shares of common stock outstanding at March 31, 1991

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

                                 BALANCE SHEETS
                      March 31, 1991 and December 31, 1990



                              ASSETS

                                                                           March 31, 1991      Dec 31, 1990
                                                                         -------------------------------------

  CURRENT ASSETS:
      Cash                                                               $          -0-       $         -0-

                                                                         ----------------    -----------------

  TOTAL ASSETS                                                           $          -0-       $         -0-
                                                                         =====================================




               LIABILITIES AND STOCKHOLDERS' EQUITY


  LIABILITIES
    Accounts payable                                                               1,050                  750
                                                                         ----------------    -----------------
          Total Current Liabilities                                                1,050                  750

  STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value, 6,125,527 shares issued
            and outstanding at March 31, 1991 and December 31, 1990                6,126                6,126
      Additional paid-in-capital                                                   1,500                1,500
      Accumulated Deficit                                                         (8,676)              (8,376)
                                                                         ----------------    -----------------
          Total Stockholders' Equity                                              (1,050)                (750)
                                                                         ----------------    -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           0                    0
                                                                         ================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                   Three months ended March 31, 1991 and 1990
          and Period from Inception (January 5, 1988) to March 31, 1991


                                                                                     Accumulated
                                                Three months      Three months       since inception
                                               March 31, 1991     March 31, 1990     (Jan 5, 1988)
                                              ------------------------------------------------------

REVENUE:                                      $            -0-    $        -0-     $            -0-

OPERATING EXPENSE:
    General & administrative                                 0               0                8,676
                                              ---------------------------------    -----------------
        Total Operating Expense                              0               0                8,676

                                              ---------------------------------    -----------------

NET LOSS                                      $              0    $          0              ($8,676)
                                              =================================    =================


Weighted average shares outstanding                  6,125,527       5,753,305            6,035,116
                                              =================================    =================

LOSS PER SHARE                                $           0.00    $       0.00               ($0.00)
                                              =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

            Period from Inception (January 5, 1988) to March 31, 1991

                                               Common                  Paid In          Accumulated
                                       Shares         Amount           Capital            Deficit              Total
                                   -----------------------------    ---------------------------------    -----------------

 Balance, Date of Inception
         January 5, 1988

 Shares issued on January 5, 1988:
         For cash                          500,000          500                  500                                1,000

 Shares issued for services                500,000          500                  500                                1,000

 Net Loss                                                                                     (1,250)              (1,250)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                   =============================    =================================    =================

 Shares issued in May 1989:
         For services                    4,625,527        4,626                                                     4,626

 Net Loss                                                                                     (5,875)              (5,875)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                   ==================================================================    =================

 Shares issued in March 1990:
         For services                      500,000          500                  500                                1,000
 Net Loss                                                                                     (1,251)              (1,251)
                                   -----------------------------    ---------------------------------    -----------------

                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                   ==================================================================    =================

 Net Loss - three months - March 1991                                                           (300)                (300)

                                   -----------------------------    ---------------------------------    -----------------
 Balance, March 31, 1991                 6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                   ==================================================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                   Three months ended March 31, 1991 and 1990
          and Period from Inception (January 5, 1988) to March 31, 1991



                                                                                               Accumulated
                                                          Three months      Three months       since inception
                                                          March 31, 1991    March 31, 1990     (Jan 5, 1988)
                                                        ------------------------------------------------------

  CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                         0               0               (8,676)
      Adjustments to reconcile net loss to net
              cash (used) by operating activities:
                  Accounts payable                                     0               0                1,050
                  Stock issued for services                                                             6,626

                                                        ---------------------------------    -----------------
  NET CASH (USED) BY OPERATING ACTIVITIES:                           -0-             -0-               (1,000)


  CASH FLOWS FROM INVESTING ACTIVITIES:                              -0-             -0-                  -0-


  CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                           -0-             -0-                1,000

                                                        ---------------------------------    -----------------

  NET INCREASE IN CASH                                               -0-             -0-                  -0-

  CASH, BEGINNING OF PERIOD                                          -0-             -0-                  -0-
                                                        ---------------------------------    -----------------

  CASH, END OF PERIOD                                    $           -0-    $        -0-     $            -0-
                                                        ======================================================


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended March 31, 1991 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

                                                     Spartan Oil Corporation
                                                     -----------------------
                                                      (Registrant)


                                                     BY:  /s/ Sean Gallagher
                                                         -------------------
                                                              Sean Gallagher
                                                     Its: Secretary

DATE:   June 14, 2000
        Dallas, Texas