Form 10QSB
period 1991-09-30
SPARTAN OIL CORP
filed 2000-06-21
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:      September 30, 1991

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

Shares of common stock outstanding at September 30, 1991

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

                                 BALANCE SHEETS
                    September 30, 1991 and December 31, 1990



                              ASSETS

                                                                               Sept 30, 1991       Dec 31, 1990
                                                                             ----------------    -----------------

  CURRENT ASSETS:
      Cash                                                                   $          -0-      $           -0-

                                                                             ----------------    -----------------

  TOTAL ASSETS                                                               $          -0-      $           -0-
                                                                             =====================================




               LIABILITIES AND STOCKHOLDERS' EQUITY


  LIABILITIES
    Accounts payable                                                                   1,050                  750
                                                                             ----------------    -----------------
          Total Current Liabilities                                                    1,050                  750

  STOCKHOLDERS' EQUITY
      Common stock, $0.001 par value, 6,125,527 shares issued
            and outstanding at September 30, 1991 and December 31, 1990                6,126                6,126
      Additional paid-in-capital                                                       1,500                1,500
      Accumulated Deficit                                                             (8,676)              (8,376)
                                                                             ----------------    -----------------
          Total Stockholders' Equity                                                  (1,050)                (750)
                                                                             ----------------    -----------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               0                    0
                                                                             ================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                 Three months ended September 30, 1991 and 1990
        and Period from Inception (January 5, 1988) to September 30, 1991


                                                                                        Accumulated
                                                     Three months    Three months       since inception
                                                    Sept 30, 1991    Sept 30, 1990      (Jan 5, 1988)
                                                   ---------------------------------    -----------------

 REVENUE:                                          $           -0-   $         -0-      $           -0-

 OPERATING EXPENSE:
     General & administrative                                     0               0                8,676
                                                   ---------------------------------    -----------------
         Total Operating Expense                                  0               0                8,676

                                                   ---------------------------------    -----------------

 NET LOSS                                          $              0              $0              ($8,676)
                                                   =================================    =================


 Weighted average shares outstanding                      6,125,527       6,125,527            6,035,116
                                                   =================================    =================

 LOSS PER SHARE                                    $           0.00      $     0.00               ($0.00)
                                                   =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

          Period from Inception (January 5, 1988) to September 30, 1991

                                               Common                   Paid In        Accumulated
                                       Shares         Amount            Capital          Deficit              Total
                                   -----------------------------    ---------------------------------    -----------------

 Balance, Date of Inception
         January 5, 1988

 Shares issued on January 5, 1988:
         For cash                          500,000          500                  500                                1,000

 Shares issued for services                500,000          500                  500                                1,000

 Net Loss                                                                                     (1,250)              (1,250)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                   =============================    =================================    =================

 Shares issued in May 1989:
         For services                    4,625,527        4,626                                                     4,626

 Net Loss                                                                                     (5,875)              (5,875)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                   ==================================================================    =================

 Shares issued in March 1990:
         For services                      500,000          500                  500                                1,000
 Net Loss                                                                                     (1,251)              (1,251)
                                   -----------------------------    ---------------------------------    -----------------

                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                   ==================================================================    =================

 Net Loss - three months - March 1991                                                           (300)                (300)
 Net Loss - three months - June 1991                                                                                    0
 Net Loss - three months - September 1991                                                                               0
                                   -----------------------------    ---------------------------------    -----------------
 Balance, September 30, 1991             6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                   ==================================================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                 Three months ended September 30, 1991 and 1990
        and Period from Inception (January 5, 1988) to September 30, 1991



                                                                                             Accumulated
                                                          Three months    Three months       since inception
                                                         Sept 30, 1991    Sept 30, 1990       (Jan 5, 1988)
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
                                                      ======================================================

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended September 30, 1991 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

                                                     Spartan Oil Corporation
                                                     -----------------------
                                                      (Registrant)


                                                     BY:  /s/ Sean Gallagher
                                                          ------------------
                                                              Sean Gallagher
                                                     Its: Secretary

DATE:   June 14, 2000
        Dallas, Texas