Form 10QSB
period 1992-06-30
SPARTAN OIL CORP
filed 2000-06-21
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:            June 30, 1992

Commission file number:           33-19961

                             Spartan Oil Corporation
                       (formerly Oliver Owen Corporation)
             (exact name of registrant as specified in its charter)

       Delaware                                                      75-2224650
------------------------                                            ------------
(State of Incorporation)                                            (IRS ID No.)


                    4714 Greenville Ave, Dallas, Texas          75206
           --------------------------------------------------  -------
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

Shares of common stock outstanding at June 30, 1992

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

                                 BALANCE SHEETS
                       June 30, 1992 and December 31, 1991



                                     ASSETS

                                                                           June 30, 1992        Dec 31, 1991
                                                                          ----------------    -----------------

CURRENT ASSETS:
    Cash                                                                  $          -0-       $          -0-

                                                                          ----------------    -----------------

TOTAL ASSETS                                                              $          -0-       $          -0-
                                                                          =====================================




             LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                                  1,350                1,050
                                                                          ----------------    -----------------
        Total Current Liabilities                                                   1,350                1,050

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 shares issued
          and outstanding at June 30, 1992 and December 31, 1991                    6,126                6,126
    Additional paid-in-capital                                                      1,500                1,500
    Accumulated Deficit                                                            (8,976)              (8,676)
                                                                          ----------------    -----------------
        Total Stockholders' Equity                                                 (1,350)              (1,050)
                                                                          ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              0                    0
                                                                          ================    =================






                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                    Three months ended June 30, 1992 and 1991
          and Period from Inception (January 5, 1988) to June 30, 1992


                                                                                         Accumulated
                                                      Three months    Three months       since inception
                                                     June 30, 1992    June 30, 1991      (Jan 5, 1988)
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
                                                    =================================    =================








                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

            Period from Inception (January 5, 1988) to June 30, 1992

                                              Common                     Paid In        Accumulated
                                      Shares         Amount              Capital          Deficit                Total
                                  -----------------------------    ---------------------------------    -----------------

Balance, Date of Inception
        January 5, 1988

Shares issued on January 5, 1988:
        For cash                          500,000          500                  500                                1,000

Shares issued for services                500,000          500                  500                                1,000

Net Loss                                                                                     (1,250)              (1,250)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                  =============================    =================================    =================

Shares issued in May 1989:
        For services                    4,625,527        4,626                                                     4,626

Net Loss                                                                                     (5,875)              (5,875)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                  ==================================================================    =================

Shares issued in March 1990:
        For services                      500,000          500                  500                                1,000
Net Loss                                                                                     (1,251)              (1,251)
                                  -----------------------------    ---------------------------------    -----------------

                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1991              6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                  ==================================================================    =================

Net Loss - three months - March 1992                                                           (300)                (300)
Net Loss - three months - June 1992                                                                                    0

                                  -----------------------------    ---------------------------------    -----------------
Balance, June 30, 1992                  6,125,527       $6,126               $1,500         ($8,976)             ($1,350)
                                  ==================================================================    =================








                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                    Three months ended June 30, 1992 and 1991
          and Period from Inception (January 5, 1988) to June 30, 1992



                                                                                                Accumulated
                                                             Three months     Three months       since inception
                                                            June 30, 1992     June 30, 1991      (Jan 5, 1988)
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
                                                           ======================================================


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended June 30, 1992 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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