Form 10QSB
period 1995-09-30
SPARTAN OIL CORP
filed 2000-06-22
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:            September 30, 1995

Commission file number:           33-19961

                             Spartan Oil Corporation
                       (formerly Oliver Owen Corporation)
             (exact name of registrant as specified in its charter)

       Delaware                                                      75-2224650
------------------------                                             ----------
(State of Incorporation)                                            (IRS ID No.)


                    4714 Greenville Ave, Dallas, Texas 75206   (Zip code)
           --------------------------------------------------   --------
                    (Address of principal executive offices)

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

Shares of common stock outstanding at September 30, 1995

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

                                 BALANCE SHEETS
                    September 30, 1995 and December 31, 1994



                                     ASSETS

                                                                             Sept 30, 1995        Dec 31, 1994
                                                                            ----------------    -----------------

CURRENT ASSETS:
    Cash                                                                    $          -0-      $            -0-

                                                                            ----------------    -----------------

TOTAL ASSETS                                                                $          -0-      $            -0-
                                                                            =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                                    2,250                1,950
                                                                            ----------------    -----------------
        Total Current Liabilities                                                     2,250                1,950

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 shares issued
          and outstanding at September 30, 1995 and December 31, 1994                 6,126                6,126
    Additional paid-in-capital                                                        1,500                1,500
    Accumulated Deficit                                                              (9,876)              (9,576)
                                                                            ----------------    -----------------
        Total Stockholders' Equity                                                   (2,250)              (1,950)
                                                                            ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                0                    0
                                                                            ================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                 Three months ended September 30, 1995 and 1994
        and Period from Inception (January 5, 1988) to September 30, 1995


                                                                                     Accumulated
                                                Three months      Three months       since inception
                                               Sept 30, 1995      Sept 30, 1994      (Jan 5, 1988)
                                              ---------------------------------    -----------------


REVENUE:                                      $             -0-   $         -0-    $            -0-

OPERATING EXPENSE:
    General & administrative                                 0               0                9,876
                                              ---------------------------------    -----------------
        Total Operating Expense                              0               0                9,876

                                              ---------------------------------    -----------------

NET LOSS                                      $              0    $          0              ($9,876)
                                              =================================    =================


Weighted average shares outstanding                  6,125,527       6,125,527            6,125,527
                                              =================================    =================

LOSS PER SHARE                                $           0.00    $       0.00               ($0.00)
                                              =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

          Period from Inception (January 5, 1988) to September 30, 1995

                                               Common                    Paid In        Accumulated
                                        Shares         Amount            Capital          Deficit              Total
                                  -----------------------------    ---------------------------------    -----------------

Balance, Date of Inception
        January 5, 1988

Shares issued on January 5, 1988:
        For cash                          500,000          500                  500                                1,000

Shares issued for services                500,000          500                  500                                1,000

Net Loss                                                                                     (1,250)              (1,250)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                  =============================    =================================    =================

Shares issued in May 1989:
        For services                    4,625,527        4,626                                                     4,626

Net Loss                                                                                     (5,875)              (5,875)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                  ==================================================================    =================

Shares issued in March 1990:
        For services                      500,000          500                  500                                1,000
Net Loss                                                                                     (1,251)              (1,251)
                                  -----------------------------    ---------------------------------    -----------------

                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1991              6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1992              6,125,527       $6,126               $1,500         ($8,976)             ($1,350)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1993              6,125,527       $6,126               $1,500         ($9,276)             ($1,650)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1994              6,125,527       $6,126               $1,500         ($9,576)             ($1,950)
                                  ==================================================================    =================

Net Loss - three months - March 1995                                                           (300)                (300)
Net Loss - three months - June 1995                                                               0                    0
Net Loss - three months - September 1995                                                          0                    0
                                  -----------------------------    ---------------------------------    -----------------
Balance, September 30, 1995             6,125,527       $6,126               $1,500         ($9,876)             ($2,250)
                                  ==================================================================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                 Three months ended September 30, 1995 and 1994
        and Period from Inception (January 5, 1988) to September 30, 1995



                                                                                                         Accumulated
                                                                       Three months    Three months      since inception
                                                                      Sept 30, 1995    Sept 30, 1994     (Jan 5, 1988)
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
                                                                   ======================================================



Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended September 30, 1995 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

                                                     Spartan Oil Corporation
                                                     -----------------------
                                                      (Registrant)


                                                     BY:  /s/ Sean Gallagher
                                                          ------------------
                                                     Its: Secretary

DATE:   June 14, 2000
        Dallas, Texas