Form 10QSB
period 1996-03-31
SPARTAN OIL CORP
filed 2000-06-22
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:             March 31, 1996

Commission file number:            33-19961

                             Spartan Oil Corporation
                       (formerly Oliver Owen Corporation)
             (exact name of registrant as specified in its charter)

       Delaware                                                    75-2224650
------------------------                                          -----------
(State of Incorporation)                                          (IRS ID No.)


                    4714 Greenville Ave, Dallas, Texas          75206
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

Shares of common stock outstanding at March 31, 1996

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

                                 BALANCE SHEETS
                      March 31, 1996 and December 31, 1995



                            ASSETS

                                                                          March 31, 1996      Dec 31, 1995
                                                                        -------------------------------------

CURRENT ASSETS:
    Cash                                                                $           -0-     $            -0-

                                                                        ----------------    -----------------

TOTAL ASSETS                                                            $           -0-     $            -0-
                                                                        =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                                2,741                2,250
                                                                        ----------------    -----------------
        Total Current Liabilities                                                 2,741                2,250

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 shares issued
          and outstanding at March 31, 1996 and December 31, 1995                 6,126                6,126
    Additional paid-in-capital                                                    1,500                1,500
    Accumulated Deficit                                                         (10,367)              (9,876)
                                                                        ----------------    -----------------
        Total Stockholders' Equity                                               (2,741)              (2,250)
                                                                        ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            0                    0
                                                                        ================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                   Three months ended March 31, 1996 and 1995
           and Period from Inception (January 5, 1988) to March, 1996


                                                                                          Accumulated
                                                    Three months      Three months       since inception
                                                    March 31, 1996    March 31, 1995      (Jan 5, 1988)
                                                   ------------------------------------------------------

REVENUE:                                           $            -0-   $         -0-     $            -0-

OPERATING EXPENSE:
    General & administrative                                    491             300               10,367
                                                   ---------------------------------    -----------------
        Total Operating Expense                                 491             300               10,367

                                                   ---------------------------------    -----------------

NET LOSS                                                      ($491)          ($300)            ($10,367)
                                                   =================================    =================


Weighted average shares outstanding                       6,125,527       6,125,527            6,125,527
                                                   =================================    =================

LOSS PER SHARE                                               ($0.00)         ($0.00)              ($0.00)
                                                   =================================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

             Period from Inception (January 5, 1988) to March, 1996

                                              Common                   Paid In        Accumulated
                                      Shares         Amount            Capital          Deficit              Total
                                  -----------------------------    ---------------------------------    -----------------

Balance, Date of Inception
        January 5, 1988

Shares issued on January 5, 1988:
        For cash                          500,000          500                  500                                1,000

Shares issued for services                500,000          500                  500                                1,000

Net Loss                                                                                     (1,250)              (1,250)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                  =============================    =================================    =================

Shares issued in May 1989:
        For services                    4,625,527        4,626                                                     4,626
Net Loss                                                                                     (5,875)              (5,875)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                  ==================================================================    =================

Shares issued in March 1990:
        For services                      500,000          500                  500                                1,000
Net Loss                                                                                     (1,251)              (1,251)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1991              6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1992              6,125,527       $6,126               $1,500         ($8,976)             ($1,350)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1993              6,125,527       $6,126               $1,500         ($9,276)             ($1,650)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1994              6,125,527       $6,126               $1,500         ($9,576)             ($1,950)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1995              6,125,527       $6,126               $1,500         ($9,876)             ($2,250)
                                  ==================================================================    =================

Net Loss - three months - March 1996                                                           (491)                (491)

                                  -----------------------------    ---------------------------------    -----------------
Balance, March 31, 1996                 6,125,527       $6,126               $1,500        ($10,367)             ($2,741)
                                  ==================================================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                   Three months ended March 31, 1996 and 1995
          and Period from Inception (January 5, 1988) to March 31, 1996



                                                                                               Accumulated
                                                         Three months      Three months       since inception
                                                         March 31, 1996    March 31, 1995     (Jan 5, 1988)
                                                        ------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                        (491)           (300)             (10,367)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Accounts payable                                     491             300                2,741
                Stock issued for services                                                               6,626

                                                        ---------------------------------    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                             -0-             -0-               (1,000)


CASH FLOWS FROM INVESTING ACTIVITIES:                                -0-             -0-                  -0-


CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                             -0-             -0-                1,000

                                                        ---------------------------------    -----------------

NET INCREASE IN CASH                                                 -0-             -0-                  -0-

CASH, BEGINNING OF PERIOD                                            -0-             -0-                  -0-
                                                        ---------------------------------    -----------------

CASH, END OF PERIOD                                     $            -0-   $         -0-     $            -0-
                                                        ======================================================


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended March 31, 1996 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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