Form 10QSB
period 1997-03-31
SPARTAN OIL CORP
filed 2000-06-22
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:      March 31, 1997

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

Shares of common stock outstanding at March 31, 1997

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

                                 BALANCE SHEETS
                      March 31, 1997 and December 31, 1996



                                     ASSETS

                                                                           March 31, 1997      Dec 31, 1996
                                                                         -------------------------------------

 CURRENT ASSETS:
     Cash                                                                $           -0-     $            -0-

                                                                         ----------------    -----------------

 TOTAL ASSETS                                                            $           -0-     $            -0-
                                                                         =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


 LIABILITIES
   Accounts payable                                                                2,871                2,741
                                                                         ----------------    -----------------
         Total Current Liabilities                                                 2,871                2,741

 STOCKHOLDERS' EQUITY
     Common stock, $0.001 par value, 6,125,527 shares issued
           and outstanding at March 31, 1997 and December 31, 1996                 6,126                6,126
     Additional paid-in-capital                                                    1,500                1,500
     Accumulated Deficit                                                         (10,497)             (10,367)
                                                                         ----------------    -----------------
         Total Stockholders' Equity                                               (2,871)              (2,741)
                                                                         ----------------    -----------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            0                    0
                                                                         ================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                   Three months ended March 31, 1997 and 1996
          and Period from Inception (January 5, 1988) to March 31, 1997



                                                                                                           Accumulated
                                                                     Three months      Three months       since inception
                                                                     March 31, 1997    March 31, 1996     (Jan 5, 1988)
                                                                    ---------------------------------    -----------------

 REVENUE:                                                           $            -0-   $         -0-     $            -0-

 OPERATING EXPENSE:
     General & administrative                                                    130             491               10,497
                                                                    ---------------------------------    -----------------
         Total Operating Expense                                                 130             491               10,497

                                                                    ---------------------------------    -----------------

 NET LOSS                                                                      ($130)          ($491)            ($10,497)
                                                                    =================================    =================


 Weighted average shares outstanding                                       6,125,527       6,125,527            6,125,527
                                                                    =================================    =================

 LOSS PER SHARE                                                               ($0.00)         ($0.00)              ($0.00)
                                                                    =================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
          Period from Inception (January 5, 1988) to March 31, 1997

                                                Common                    Paid In        Accumulated
                                         Shares         Amount            Capital          Deficit              Total
                                   -----------------------------    ---------------------------------    -----------------

 Balance, Date of Inception
         January 5, 1988

 Shares issued on January 5, 1988:
         For cash                          500,000          500                  500                                1,000

 Shares issued for services                500,000          500                  500                                1,000

 Net Loss                                                                                     (1,250)              (1,250)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                   =============================    =================================    =================

 Shares issued in May 1989:
         For services                    4,625,527        4,626                                                     4,626
 Net Loss                                                                                     (5,875)              (5,875)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                   ==================================================================    =================

 Shares issued in March 1990:
         For services                      500,000          500                  500                                1,000
 Net Loss                                                                                     (1,251)              (1,251)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1991              6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1992              6,125,527       $6,126               $1,500         ($8,976)             ($1,350)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1993              6,125,527       $6,126               $1,500         ($9,276)             ($1,650)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1994              6,125,527       $6,126               $1,500         ($9,576)             ($1,950)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1995              6,125,527       $6,126               $1,500         ($9,876)             ($2,250)
                                   ==================================================================    =================

 Net Loss                                                                                       (491)                (491)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1996              6,125,527       $6,126               $1,500        ($10,367)             ($2,741)
                                   ==================================================================    =================


 Net Loss - three months - March 1997                                                           (130)                (130)
                                   ------------------------------    ---------------------------------    -----------------
 Balance, March 31, 1997                 6,125,527       $6,126               $1,500        ($10,497)             ($2,871)
                                   ==================================================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                   Three months ended March 31, 1997 and 1996
          and Period from Inception (January 5, 1988) to March 31, 1997



                                                                                                           Accumulated
                                                                     Three months      Three months       since inception
                                                                     March 31, 1997    March 31, 1996     (Jan 5, 1988)
                                                                    ------------------------------------------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   (130)           (491)             (10,497)
     Adjustments to reconcile net loss to net
             cash (used) by operating activities:
                 Accounts payable                                                130             491                2,871
                 Stock issued for services                                                                          6,626

                                                                    ---------------------------------    -----------------
 NET CASH (USED) BY OPERATING ACTIVITIES:                                        -0-             -0-               (1,000)


 CASH FLOWS FROM INVESTING ACTIVITIES:                                           -0-             -0-                  -0-


 CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                        -0-             -0-                1,000

                                                                    ---------------------------------    -----------------

 NET INCREASE IN CASH                                                            -0-             -0-                  -0-

 CASH, BEGINNING OF PERIOD                                                       -0-             -0-                  -0-
                                                                    ---------------------------------    -----------------

 CASH, END OF PERIOD                                                $            -0-   $         -0-     $            -0-
                                                                    ======================================================

Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended March 31, 1997 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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