Form 10QSB
period 1997-09-30
SPARTAN OIL CORP
filed 2000-06-22
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        September 30, 1997

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

Shares of common stock outstanding at September 30, 1997

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

                                 BALANCE SHEETS
                    September 30, 1997 and December 31, 1996



                                     ASSETS

                                                                                     Sept 30, 1997        Dec 31, 1996
                                                                                    ----------------    -----------------

CURRENT ASSETS:
    Cash                                                                            $           -0-     $            -0-

                                                                                    ----------------    -----------------

TOTAL ASSETS                                                                        $           -0-     $            -0-
                                                                                    =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                                            3,131                2,741
                                                                                    ----------------    -----------------
        Total Current Liabilities                                                             3,131                2,741

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 shares issued
          and outstanding at September 30, 1997 and December 31, 1996                         6,126                6,126
    Additional paid-in-capital                                                                1,500                1,500
    Accumulated Deficit                                                                     (10,757)             (10,367)
                                                                                    ----------------    -----------------
        Total Stockholders' Equity                                                           (3,131)              (2,741)
                                                                                    ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        0                    0
                                                                                    ================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                 Three months ended September 30, 1997 and 1996
        and Period from Inception (January 5, 1988) to September 30, 1997


                                                                                          Accumulated
                                                        Three months   Three months       since inception
                                                       Sept 30, 1997   Sept 30, 1996      (Jan 5, 1988)
                                                    ---------------------------------    -----------------

REVENUE:                                            $            -0-   $          -0-    $            -0-

OPERATING EXPENSE:
    General & administrative                                     130               0               10,757
                                                    ---------------------------------    -----------------
        Total Operating Expense                                  130               0               10,757

                                                    ---------------------------------    -----------------

NET LOSS                                                       ($130)             $0             ($10,757)
                                                    =================================    =================


Weighted average shares outstanding                        6,125,527       6,125,527            6,125,527
                                                    =================================    =================

LOSS PER SHARE                                                ($0.00)          $0.00               ($0.00)
                                                    =================================    =================



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
          Period from Inception (January 5, 1988) to September 30, 1997

                                                Common                    Paid In        Accumulated
                                         Shares         Amount            Capital          Deficit              Total
                                  -----------------------------    ---------------------------------    -----------------

Balance, Date of Inception
        January 5, 1988

Shares issued on January 5, 1988:
        For cash                          500,000          500                  500                                1,000

Shares issued for services                500,000          500                  500                                1,000

Net Loss                                                                                     (1,250)              (1,250)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                  =============================    =================================    =================

Shares issued in May 1989:
        For services                    4,625,527        4,626                                                     4,626
Net Loss                                                                                     (5,875)              (5,875)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                  ==================================================================    =================

Shares issued in March 1990:
        For services                      500,000          500                  500                                1,000
Net Loss                                                                                     (1,251)              (1,251)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1991              6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1992              6,125,527       $6,126               $1,500         ($8,976)             ($1,350)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1993              6,125,527       $6,126               $1,500         ($9,276)             ($1,650)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1994              6,125,527       $6,126               $1,500         ($9,576)             ($1,950)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1995              6,125,527       $6,126               $1,500         ($9,876)             ($2,250)
                                  ==================================================================    =================

Net Loss                                                                                       (491)                (491)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1996              6,125,527       $6,126               $1,500        ($10,367)             ($2,741)
                                  ==================================================================    =================


Net Loss - three months - March 1997                                                           (130)                (130)
Net Loss - three months - June 1997                                                            (130)                (130)
Net Loss - three months - September 1997                                                       (130)                (130)
                                  -----------------------------    ---------------------------------    -----------------
Balance, September 30, 1997             6,125,527       $6,126               $1,500        ($10,757)             ($3,131)
                                  ==================================================================    =================




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                 Three months ended September 30, 1997 and 1996
        and Period from Inception (January 5, 1988) to September 30, 1997



                                                                                              Accumulated
                                                          Three months       Three months     since inception
                                                          Sept 30, 1997      Sept 30, 1996    (Jan 5, 1988)
                                                         ---------------------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         (130)              0              (10,757)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Accounts payable                                      130                                3,131
                Stock issued for services                                                                6,626

                                                         ---------------------------------    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                              -0-             -0-               (1,000)


CASH FLOWS FROM INVESTING ACTIVITIES:                                 -0-             -0-                  -0-


CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                              -0-             -0-                1,000

                                                         ---------------------------------    -----------------

NET INCREASE IN CASH                                                  -0-             -0-                  -0-

CASH, BEGINNING OF PERIOD                                             -0-             -0-                  -0-
                                                         ---------------------------------    -----------------

CASH, END OF PERIOD                                      $            -0-    $        -0-     $            -0-
                                                         ======================================================


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended September 30, 1997 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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