Form 10KSB
period 1997-12-31
SPARTAN OIL CORP
filed 2000-06-22
CIK 828940

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997, or

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1997:

                                                       $ -0-

Shares of common stock outstanding at December 31, 1997: 6,125,527

PART I.

ITEM 1            DESCRIPTION OF BUSINESS

The Company has had no operations for the year ended December 31, 1997 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has had no operations during the year ended December 31, 1997 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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
             Beneficial Holders as a Group


ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

         None.

PART IV.

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Accountant's Report

         Balance Sheet - December 31, 1997 and 1996

         Statement of Revenues and Expenses for the Years End
         December 31, 1997 and 1996

         Statement of Stockholders' Equity and Accumulated Deficit Period from Inception (January 5, 1988) to December 31, 1997

         Statement of Cash Flows for Years End
         December 31, 1997 and 1996

         Notes to Financial Statements for Year Ended
         December 31, 1997 and 1996


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

                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            TELEPHONE (214) 212-2307



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Spartan Oil Corporation

         I have audited the accompanying balance sheets of Spartan Oil Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Oil Corporation as of December 31, 1997 and 1996, and the results of operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

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

/s/  Charles E. Smith
     ----------------
     Charles E. Smith
     Rockwall, Texas
     March 24, 2000






                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           December 31, 1997 and 1996



                                     ASSETS

                                                                          Dec 31, 1997         Dec 31, 1996
                                                                         ----------------    -----------------

CURRENT ASSETS:
    Cash                                                                 $           -0-      $           -0-

                                                                         ----------------    -----------------

TOTAL ASSETS                                                             $           -0-      $           -0-
                                                                         =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                                 3,261                2,741
                                                                         ----------------    -----------------
        Total Current Liabilities                                                  3,261                2,741

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 shares
          issued and outstanding at December 31, 1997 and 1996                     6,126                6,126
    Additional paid-in-capital                                                     1,500                1,500
    Accumulated Deficit                                                          (10,887)             (10,367)
                                                                         ----------------    -----------------
        Total Stockholders' Equity                                                (3,261)              (2,741)
                                                                         ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             0                    0
                                                                         ================    =================













                             See accompanying notes





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                     Years ended December 31, 1997 and 1996
        and Period from Inception (January 5, 1988) to December 31, 1997


                                                                                     Accumulated
                                                  Year ended      Year ended        since inception
                                                 Dec 31, 1997    Dec 31, 1996        (Jan 5, 1988)
                                               ---------------------------------    -----------------


REVENUE:                                       $    -0-          $    -0-         $    -0-

OPERATING EXPENSE:
    General & administrative                                520             491               10,887
                                               ---------------------------------    -----------------
        Total Operating Expense                             520             491               10,887

                                               ---------------------------------    -----------------

NET LOSS                                                  ($520)          ($491)            ($10,887)
                                               =================================    =================


Weighted average shares outstanding                   6,125,527       6,125,527            6,125,527
                                               =================================    =================

LOSS PER SHARE                                           ($0.00)         ($0.00)              ($0.00)
                                               =================================    =================



















                             See accompanying notes





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
          Period from Inception (January 5, 1988) to December 31, 1997

                                              Common                   Paid In        Accumulated
                                        Shares         Amount          Capital          Deficit              Total
                                  -----------------------------    ---------------------------------    -----------------

Balance, Date of Inception
        January 5, 1988

Shares issued on January 5, 1988:
        For cash                          500,000          500                  500                                1,000

Shares issued for services                500,000          500                  500                                1,000

Net Loss                                                                                     (1,250)              (1,250)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                  =============================    =================================    =================

Shares issued in May 1989:
        For services                    4,625,527        4,626                                                     4,626

Net Loss                                                                                     (5,875)              (5,875)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                  ==================================================================    =================

Shares issued in March 1990:
        For services                      500,000          500                  500                                1,000

Net Loss                                                                                     (1,251)              (1,251)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1991              6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1992              6,125,527       $6,126               $1,500         ($8,976)             ($1,350)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1993              6,125,527       $6,126               $1,500         ($9,276)             ($1,650)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1994              6,125,527       $6,126               $1,500         ($9,576)             ($1,950)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1995              6,125,527       $6,126               $1,500         ($9,876)             ($2,250)
                                  ==================================================================    =================

Net Loss                                                                                       (491)                (491)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1996              6,125,527       $6,126               $1,500        ($10,367)             ($2,741)
                                  ==================================================================    =================

Net Loss                                                                                       (520)                (520)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1997              6,125,527       $6,126               $1,500        ($10,887)             ($3,261)
                                  ==================================================================    =================









                             See accompanying notes





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                     Years ended December 31, 1997 and 1996
        and Period from Inception (January 5, 1988) to December 31, 1997



                                                                                                          Accumulated
                                                                      Year ended        Year ended        since inception
                                                                     Dec 31, 1997       Dec 31, 1996       (Jan 5, 1988)
                                                                   ---------------------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   (520)           (491)             (10,887)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Accounts payable                                                520             491                3,261
                Stock issued for services                                                                          6,626

                                                                   ---------------------------------    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                        -0-             -0-               (1,000)


CASH FLOWS FROM INVESTING ACTIVITIES:                                           -0-             -0-                  -0-


CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                        -0-             -0-                1,000

                                                                   ---------------------------------    -----------------

NET INCREASE IN CASH                                                            -0-             -0-                  -0-

CASH, BEGINNING OF PERIOD                                                       -0-             -0-                  -0-
                                                                   ---------------------------------    -----------------

CASH, END OF PERIOD                                                 $           -0-   $         -0-      $           -0-
                                                                   ======================================================












                             See accompanying notes

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1996

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

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


Note B - Stockholders' Equity:

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 1997 and December 31, 1996 there were 6,125,527 and 6,125,527 shares outstanding respectively.

The Company has not paid a dividend to its shareholders.

Preferred Stock:

The Company is authorized to issue 5,000,000 preferred shares of stock at a par value of $1.00. No preferred stock is outstanding.

Note C - Income Taxes:

The Company had net operating losses totaling of $10,887 through December 31, 1997. No deferred tax asset has been recognized for the operating loss as any valuation allowance would reduce the benefit to zero.

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