Form 10QSB
period 1998-03-31
SPARTAN OIL CORP
filed 2000-06-22
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:            March 31, 1998

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

Shares of common stock outstanding at March 31, 1998

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

                                 BALANCE SHEETS
                      March 31, 1998 and December 31, 1997



                                     ASSETS

                                                                         March 31, 1998      Dec 31, 1997
                                                                       -------------------------------------

CURRENT ASSETS:
    Cash                                                               $           -0-     $            -0-

                                                                       ----------------    -----------------

TOTAL ASSETS                                                           $           -0-     $            -0-
                                                                       =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                               3,406                3,261
                                                                       ----------------    -----------------
        Total Current Liabilities                                                3,406                3,261

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 shares issued
          and outstanding at March 31, 1998 and December 31, 1997                6,126                6,126
    Additional paid-in-capital                                                   1,500                1,500
    Accumulated Deficit                                                        (11,032)             (10,887)
                                                                       ----------------    -----------------
        Total Stockholders' Equity                                              (3,406)              (3,261)
                                                                       ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           0                    0
                                                                       ================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                   Three months ended March 31, 1998 and 1997
          and Period from Inception (January 5, 1988) to March 31, 1998


                                                                                            Accumulated
                                                       Three months     Three months        since inception
                                                      March 31, 1998    March 31, 1997      (Jan 5, 1988)
                                                     ------------------------------------------------------


REVENUE:                                             $            -0-   $         -0-     $            -0-

OPERATING EXPENSE:
    General & administrative                                      145             130               11,032
                                                     ---------------------------------    -----------------
        Total Operating Expense                                   145             130               11,032

                                                     ---------------------------------    -----------------

NET LOSS                                                        ($145)          ($130)            ($11,032)
                                                     =================================    =================


Weighted average shares outstanding                         6,125,527       6,125,527            6,125,527
                                                     =================================    =================

LOSS PER SHARE                                                 ($0.00)         ($0.00)              ($0.00)
                                                     =================================    =================





                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
            Period from Inception (January 5, 1988) to March 31, 1998

                                              Common                   Paid In        Accumulated
                                      Shares         Amount            Capital          Deficit              Total
                                  -----------------------------    ---------------------------------    -----------------

Balance, Date of Inception
        January 5, 1988

Shares issued on January 5, 1988:
        For cash                          500,000          500                  500                                1,000

Shares issued for services                500,000          500                  500                                1,000

Net Loss                                                                                     (1,250)              (1,250)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                  =============================    =================================    =================

Shares issued in May 1989:
        For services                    4,625,527        4,626                                                     4,626

Net Loss                                                                                     (5,875)              (5,875)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                  ==================================================================    =================

Shares issued in March 1990:
        For services                      500,000          500                  500                                1,000
Net Loss                                                                                     (1,251)              (1,251)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1991              6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1992              6,125,527       $6,126               $1,500         ($8,976)             ($1,350)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1993              6,125,527       $6,126               $1,500         ($9,276)             ($1,650)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1994              6,125,527       $6,126               $1,500         ($9,576)             ($1,950)
                                  ==================================================================    =================

Net Loss                                                                                       (300)                (300)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1995              6,125,527       $6,126               $1,500         ($9,876)             ($2,250)
                                  ==================================================================    =================

Net Loss                                                                                       (491)                (491)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1996              6,125,527       $6,126               $1,500        ($10,367)             ($2,741)
                                  ==================================================================    =================

Net Loss                                                                                       (520)                (520)
                                  -----------------------------    ---------------------------------    -----------------
Balance, December 31, 1997              6,125,527       $6,126               $1,500        ($10,887)             ($3,261)
                                  ==================================================================    =================


Net loss - three months - March 1998                                                           (145)                (145)
                                  -----------------------------    ---------------------------------    -----------------
Balance, March 31, 1998                 6,125,527       $6,126               $1,500        ($11,032)             ($3,406)
                                  ==================================================================    =================



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                   Three months ended March 31, 1998 and 1997
          and Period from Inception (January 5, 1988) to March 31, 1998



                                                                                                        Accumulated
                                                                     Three months     Three months      since inception
                                                                    March 31, 1998    March 31, 1997    (Jan 5, 1988)
                                                                   ------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   (145)           (130)             (11,032)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Accounts payable                                                145             130                3,406
                Stock issued for services                                                                          6,626

                                                                   ---------------------------------    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                        -0-             -0-               (1,000)


CASH FLOWS FROM INVESTING ACTIVITIES:                                           -0-             -0-                  -0-


CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                        -0-             -0-                1,000

                                                                   ---------------------------------    -----------------

NET INCREASE IN CASH                                                            -0-             -0-                  -0-

CASH, BEGINNING OF PERIOD                                                       -0-             -0-                  -0-
                                                                   ---------------------------------    -----------------

CASH, END OF PERIOD                                                $            -0-   $         -0-     $            -0-
                                                                   ======================================================


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended March 31, 1998 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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