Form 10KSB
period 1998-12-31
SPARTAN OIL CORP
filed 2000-06-22
CIK 828940

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998, or

         [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

Commission file number: (33-19971)

                            Spartan Oil Corporation
                       (formerly Oliver Owen Corporation)
             (Exact name of registrant as specified in its charter)

            Delaware                                               75-2224650
-----------------------------------                                ----------
         (State of Incorporation)                                  (Tax ID No.)

                    4714 Greenville Ave., Dallas, Texas        75206
-----------------------------------------------------------------------
               (Address of principal executive offices)      (ZIP code)

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

                               X    YES                        NO
                           ---------                 ---------

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1998:

                                                       $ -0-

Shares of common stock outstanding at December 31, 1998:  6,125,527

PART I.

ITEM 1            DESCRIPTION OF BUSINESS

The Company has had no operations for the year ended December 31, 1998 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has had no operations during the year ended December 31, 1998 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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


         None.

PART IV.

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Accountant's Report

         Balance Sheet - December 31, 1998 and 1997

         Statement of Revenues and Expenses for the Years End
         December 31, 1998 and 1997

         Statement of Stockholders' Equity and Accumulated Deficit Period from Inception (January 5, 1988) to December 31, 1998

         Statement of Cash Flows for Years End
         December 31, 1998 and 1997

         Notes to Financial Statements for Year Ended
         December 31, 1998 and 1997


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

                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            TELEPHONE (214) 212-2307



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Spartan Oil Corporation

         I have audited the accompanying balance sheets of Spartan Oil Corporation as of December 31, 1998, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Oil Corporation as of December 31, 1998, and the results of operations and its cash flows for the years ended December 31, 1998 in conformity with generally accepted accounting principles.

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



/s/  Charles E. Smith
---------------------
     Charles E. Smith


Rockwall, Texas
March 24, 2000




                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           December 31, 1998 and 1997



                                     ASSETS

                                                                                     Dec 31, 1998         Dec 31, 1997
                                                                                    ----------------    -----------------

CURRENT ASSETS:
    Cash                                                                            $           -0-     $            -0-

                                                                                    ----------------    -----------------

TOTAL ASSETS                                                                        $           -0-     $            -0-
                                                                                    =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                                            3,841                3,261
                                                                                    ----------------    -----------------
        Total Current Liabilities                                                             3,841                3,261

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 shares
          issued and outstanding at December 31, 1999 and 1998                                6,126                6,126
    Additional paid-in-capital                                                                1,500                1,500
    Accumulated Deficit                                                                     (11,467)             (10,887)
                                                                                    ----------------    -----------------
        Total Stockholders' Equity                                                           (3,841)              (3,261)
                                                                                    ----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                        0                    0
                                                                                    ================    =================
























                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                     Years ended December 31, 1998 and 1997
        and Period from Inception (January 5, 1988) to December 31, 1998


                                                                                  Accumulated
                                              Year ended        Year ended        since inception
                                              Dec 31, 1998      Dec 31, 1997      (Jan 5, 1988)
                                            ---------------------------------    -----------------


REVENUE:                                    $            -0-    $        -0-     $           -0-

OPERATING EXPENSE:
    General & administrative                             580             520               11,467
                                            ---------------------------------    -----------------
        Total Operating Expense                          580             520               11,467

                                            ---------------------------------    -----------------

NET LOSS                                               ($580)          ($520)            ($11,467)
                                            =================================    =================


Weighted average shares outstanding                6,125,527       6,125,527            6,125,527
                                            =================================    =================

LOSS PER SHARE                                        ($0.00)         ($0.00)              ($0.00)
                                            =================================    =================


















                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
          Period from Inception (January 5, 1988) to December 31, 1998

                                               Common                  Paid In        Accumulated
                                       Shares         Amount           Capital          Deficit              Total
                                   -----------------------------    ---------------------------------    -----------------

 Balance, Date of Inception
         January 5, 1988

 Shares issued on January 5, 1988:
         For cash                          500,000          500                  500                                1,000

 Shares issued for services                500,000          500                  500                                1,000

 Net Loss                                                                                     (1,250)              (1,250)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1988              1,000,000       $1,000               $1,000         ($1,250)                $750
                                   =============================    =================================    =================

 Shares issued in May 1989:
         For services                    4,625,527        4,626                                                     4,626

 Net Loss                                                                                     (5,875)              (5,875)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1989              5,625,527       $5,626               $1,000         ($7,125)               ($499)
                                   ==================================================================    =================

 Shares issued in March 1990:
         For services                      500,000          500                  500                                1,000

 Net Loss                                                                                     (1,251)              (1,251)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1990              6,125,527       $6,126               $1,500         ($8,376)               ($750)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1991              6,125,527       $6,126               $1,500         ($8,676)             ($1,050)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1992              6,125,527       $6,126               $1,500         ($8,976)             ($1,350)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1993              6,125,527       $6,126               $1,500         ($9,276)             ($1,650)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1994              6,125,527       $6,126               $1,500         ($9,576)             ($1,950)
                                   ==================================================================    =================

 Net Loss                                                                                       (300)                (300)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1995              6,125,527       $6,126               $1,500         ($9,876)             ($2,250)
                                   ==================================================================    =================

 Net Loss                                                                                       (491)                (491)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1996              6,125,527       $6,126               $1,500        ($10,367)             ($2,741)
                                   ==================================================================    =================

 Net Loss                                                                                       (520)                (520)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1997              6,125,527       $6,126               $1,500        ($10,887)             ($3,261)
                                   ==================================================================    =================

 Net Loss                                                                                       (580)                (580)
                                   -----------------------------    ---------------------------------    -----------------
 Balance, December 31, 1998              6,125,527       $6,126               $1,500        ($11,467)             ($3,841)
                                   ==================================================================    =================




                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                     Years ended December 31, 1998 and 1997
        and Period from Inception (January 5, 1988) to December 31, 1998



                                                                                              Accumulated
                                                          Year ended        Year ended        since inception
                                                         Dec 31, 1998       Dec 31, 1997      (Jan 5, 1988)
                                                       ---------------------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       (580)           (520)             (11,467)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Accounts payable                                    580             520                3,841
                Stock issued for services                                                              6,626

                                                       ---------------------------------    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                            -0-             -0-               (1,000)


CASH FLOWS FROM INVESTING ACTIVITIES:                               -0-             -0-                  -0-


CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                            -0-             -0-                1,000

                                                       ---------------------------------    -----------------

NET INCREASE IN CASH                                                -0-             -0-                  -0-

CASH, BEGINNING OF PERIOD                                           -0-             -0-                  -0-
                                                       ---------------------------------    -----------------

CASH, END OF PERIOD                                    $            -0-     $       -0-     $            -0-
                                                       ======================================================













                             See accompanying notes

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997

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

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


Note B - Stockholders' Equity:

Common Stock:

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 1998 there were 1,000,000 shares outstanding.

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