Form 10KSB/A
period 1999-12-31
SPARTAN OIL CORP
filed 2000-06-23
CIK 828940

FORM 10-KSB/A

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

Commission file number: (33-19981)

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

         Accountant's Report

         Balance Sheet - December 31, 1999 and 1998

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

                                                  Spartan Oil Corporation
                                                  Registrant

                                                  By:  /s/  Sean Gallagher
                                                  ------------------------
                                                            Sean Gallagher
                                                  Its: President

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

                                 709-B West Rusk
                                    Suite 580
                              Rockwall, Texas 75087

                            TELEPHONE (214) 212-2307



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders of Spartan Oil Corporation

         I have audited the accompanying balance sheets of Spartan Oil Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity and accumulated deficit, and cash flows for the years ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audit.

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

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spartan Oil Corporation as of December 31, 1999, and the results of operations and its cash flows for the years ended December 31, 1999 in conformity with generally accepted accounting principles.

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



/s/  Charles E. Smith
---------------------
     Charles E. Smith


Rockwall, Texas
March 24, 2000



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS
                           December 31, 1999 and 1998



                                     ASSETS

                                                                     Dec 31, 1999        Dec 31, 1998
                                                                   -----------------   -----------------

CURRENT ASSETS:
    Cash                                                            $           -0-     $           -0-

                                                                   -----------------   -----------------

TOTAL ASSETS                                                        $           -0-     $           -0-
                                                                   =====================================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
  Accounts payable                                                            5,436               3,841
                                                                   -----------------   -----------------
        Total Current Liabilities                                             5,436               3,841

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 6,125,527 shares
          issued and outstanding at December 31, 1999 and 1998                6,126               6,126
    Additional paid-in-capital                                                1,500               1,500
    Accumulated Deficit                                                     (13,062)            (11,467)
                                                                   -----------------   -----------------
        Total Stockholders' Equity                                           (5,436)             (3,841)
                                                                   -----------------   -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        0                   0
                                                                   =================   =================













                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF OPERATIONS

                     Years ended December 31, 1999 and 1998
        and Period from Inception (January 5, 1988) to December 31, 1999


                                                                                             Accumulated
                                                         Year ended       Year ended       since inception
                                                        Dec 31, 1999      Dec 31, 1998       (Jan 5, 1988)
                                                      ----------------------------------   -----------------

REVENUE:                                              $            -0-    $         -0-    $           -0-

OPERATING EXPENSE:
    General & administrative                                     1,595              580              13,062
                                                      ----------------------------------   -----------------
        Total Operating Expense                                  1,595              580              13,062

                                                      ----------------------------------   -----------------

NET LOSS                                                       ($1,595)           ($580)           ($13,062)
                                                      ==================================   =================


Weighted average shares outstanding                          6,125,527        6,125,527           6,125,527
                                                      ==================================   =================

LOSS PER SHARE                                                  ($0.00)          ($0.00)             ($0.00)
                                                      ==================================   =================
















                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

          Period from Inception (January 5, 1988) to December 31, 1999

                                                Common                  Paid In        Accumulated
                                        Shares         Amount           Capital          Deficit              Total
                                   ------------------------------   ----------------------------------   -----------------

Balance, Date of Inception
        January 5, 1988

Shares issued on January 5, 1988:
        For cash                            500,000          500                 500                                1,000

Shares issued for services                  500,000          500                 500                                1,000

Net Loss                                                                                       (1,250)             (1,250)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1988                1,000,000       $1,000              $1,000          ($1,250)               $750
                                   ==============================   ==================================   =================

Shares issued in May 1989:
        For services                      4,625,527        4,626                                                    4,626

Net Loss                                                                                       (5,875)             (5,875)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1989                5,625,527       $5,626              $1,000          ($7,125)              ($499)
                                   ===================================================================   =================

Shares issued in March 1990:
        For services                        500,000          500                 500                                1,000

Net Loss                                                                                       (1,251)             (1,251)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1990                6,125,527       $6,126              $1,500          ($8,376)              ($750)
                                   ===================================================================   =================

Net Loss                                                                                         (300)               (300)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1991                6,125,527       $6,126              $1,500          ($8,676)            ($1,050)
                                   ===================================================================   =================

Net Loss                                                                                         (300)               (300)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1992                6,125,527       $6,126              $1,500          ($8,976)            ($1,350)
                                   ===================================================================   =================

Net Loss                                                                                         (300)               (300)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1993                6,125,527       $6,126              $1,500          ($9,276)            ($1,650)
                                   ===================================================================   =================

Net Loss                                                                                         (300)               (300)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1994                6,125,527       $6,126              $1,500          ($9,576)            ($1,950)
                                   ===================================================================   =================

Net Loss                                                                                         (300)               (300)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1995                6,125,527       $6,126              $1,500          ($9,876)            ($2,250)
                                   ===================================================================   =================

Net Loss                                                                                         (491)               (491)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1996                6,125,527       $6,126              $1,500         ($10,367)            ($2,741)
                                   ===================================================================   =================

Net Loss                                                                                         (520)               (520)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1997                6,125,527       $6,126              $1,500         ($10,887)            ($3,261)
                                   ===================================================================   =================

Net Loss                                                                                         (580)               (580)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1998                6,125,527       $6,126              $1,500         ($11,467)            ($3,841)
                                   ===================================================================   =================

Net Loss                                                                                       (1,595)             (1,595)
                                   ------------------------------   ----------------------------------   -----------------
Balance, December 31, 1999                6,125,527       $6,126              $1,500         ($13,062)            ($5,436)
                                   ===================================================================   =================



                             See accompanying notes



                             SPARTAN OIL CORPORATION
                        (A Development Stage Enterprise)

                             STATEMENT OF CASH FLOWS

                     Years ended December 31, 1999 and 1998
        and Period from Inception (January 5, 1988) to December 31, 1999



                                                                                          Accumulated
                                                      Year ended        Year ended       since inception
                                                     Dec 31, 1998       Dec 31, 1997     (Jan 5, 1988)
                                                   ----------------------------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 (1,595)            (580)            (13,062)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Accounts payable                              1,595              580               5,436
                Stock issued for services                                                          6,626

                                                   ----------------------------------   -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                        -0-              -0-              (1,000)


CASH FLOWS FROM INVESTING ACTIVITIES:                           -0-              -0-                 -0-


CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                        -0-              -0-               1,000

                                                   ----------------------------------   -----------------

NET INCREASE IN CASH                                            -0-              -0-                 -0-

CASH, BEGINNING OF PERIOD                                       -0-              -0-                 -0-
                                                   ----------------------------------   -----------------

CASH, END OF PERIOD                                $            -0-     $        -0-    $            -0-
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