Form 10QSB/A
period 2000-03-31
SPARTAN OIL CORP
filed 2000-06-23
CIK 828940

FORM 10-QSB/A

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

Shares of common stock outstanding at March 31, 2000

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


                             SPARTAN OIL CORPORATION

                                 BALANCE SHEETS
                      March 31, 2000 and December 31, 1999



                                     ASSETS

                                                                     March 31, 1999     Dec 31, 1999
                                                                   ----------------    ----------------

CURRENT ASSETS:
    Cash                                                           $             0     $             0

                                                                   ----------------    ----------------

TOTAL ASSETS                                                       $             0     $             0
                                                                   ================    ================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
     Accounts payable                                              $         9,138     $         5,436

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                           6,126               6,126
    Additional paid in capital                                               1,500               1,500
    Accumulated Deficit                                                    (16,764)            (13,062)
                                                                   ----------------    ----------------
        Total Stockholders' Equity                                          (9,138)             (5,436)
                                                                   ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $             0     $             0
                                                                   ================    ================





                             SPARTAN OIL CORPORATION

                             STATEMENT OF OPERATIONS
                   Three months ended March 31, 2000 and 1999
                                       and
            Period from inception (January 5, 1988) to March 31, 2000

                                                                                         Accumulated
                                                   Three months       Three months          since
                                                       ended             ended            inception
                                                  March 31, 2000      March 31, 1999     (Jan 5, 1988)
                                                  ----------------------------------------------------


REVENUE:                                          $             0     $         0     $             0

OPERATING EXPENSE:
    Professional fees                                       2,500               0               2,500
    General and administrative                              1,202             374              14,264
                                                  --------------------------------    ----------------
        Total Operating Expense                             3,702             374              16,764

                                                  --------------------------------    ----------------

NET LOSS                                                  ($3,702)          ($374)           ($16,764)
                                                  ================================    ================


Weighted average shares outstanding                     6,125,527       6,125,527           6,125,527
                                                  ================================    ================

LOSS PER SHARE                                             ($0.00)         ($0.00)             ($0.00)
                                                  ================================    ================





                             SPARTAN OIL CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
             Period from inception (May 27, 1998) to March 31, 2000




                                               Common                 Paid In       Accumulated
                                        Shares         Amount         Capital         Deficit              Total
                                    --------------------------------------------------------------    ----------------

Balance at inception,
  January 5, 1988                            -0-           -0-             -0-             -0-                 -0-

Shares issued for cash:
  January 1988                           500,000           500             500                               1,000

Shares issued for services               500,000           500             500                               1,000

Net Loss                                                                                (1,250)             (1,250)

                                 --------------------------------------------------------------    ----------------
Balance
        December 31, 1998              1,000,000        $1,000          $1,000         ($1,250)               $750
                                 ==============================================================    ================

Shares issued for services:
  May 1989                             4,625,527         4,626                                               4,626

Net Loss                                                                                (5,875)             (5,875)

                                 --------------------------------------------------------------    ----------------
Balance
        December 31, 1998              5,625,527         5,626           1,000          (7,125)               (499)
                                 ==============================================================    ================

Shares issued for services 1990          500,000           500             500                               1,000

Net Loss - 1990                                                                         (1,251)             (1,251)

Net Loss - 1991                                                                           (300)               (300)

Net Loss - 1992                                                                           (300)               (300)

Net Loss - 1993                                                                           (300)               (300)

Net Loss - 1994                                                                           (300)               (300)

Net Loss - 1995                                                                           (300)               (300)

Net Loss - 1996                                                                           (491)               (491)

Net Loss - 1997                                                                           (520)               (520)

Net Loss - 1998                                                                           (580)               (580)

Net Loss - 1999                                                                         (1,595)             (1,595)

                                 --------------------------------------------------------------    ----------------
Balance
        December 31, 1999              6,125,527         6,126           1,500         (13,062)             (5,436)
                                 ==============================================================    ================

Net Loss
    Three months - March 31, 2000                                                       (3,702)             (3,702)

                                 --------------------------------------------------------------    ----------------
Balance
        March 31, 2000                 6,125,527         6,126           1,500         (16,764)             (9,138)
                                 ==============================================================    ================




                             SPARTAN OIL CORPORATION

                             STATEMENT OF CASH FLOWS
                   Three months ended March 31, 2000 and 1999
                                       and
            Period from inception (January 5, 1988) to March 31, 2000


                                                                                                     Accumulated
                                                                Three months     Three months          since
                                                                    ended           ended             inception
                                                               March 31, 2000    March 31, 1999      Jan 5, 1988
                                                               ----------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                           ($3,702)          ($374)           ($16,764)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Increase in accounts payable                             3,702             374               9,138
                Stock issued for services                                                                    6,626
                                                               --------------------------------    ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                     0               0              (1,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets to lease                                              0               0                   0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                                     0               0               1,000

                                                               --------------------------------    ----------------

NET INCREASE IN CASH                                           $             0   $           0     $             0

CASH, BEGINNING OF PERIOD                                                    0               0                   0
                                                               --------------------------------    ----------------

CASH, END OF PERIOD                                            $             0   $           0     $             0
                                                               ================================    ================


Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations

The Company has had no operations for the quarter ended March 31, 2000 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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