Form 10QSB
period 2000-06-30
SPARTAN OIL CORP
filed 2000-08-11
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:               June 30, 2000

Commission file number:              33-19961

           Spartan Oil Corporation (formerly Oliver Owen Corporation)
           ----------------------------------------------------------
             (exact name of registrant as specified in its charter)

       Delaware                                                    75-2224650
------------------------                                          ------------
(State of Incorporation)                                          (IRS ID No.)


                    4714 Greenville Ave, Dallas, Texas            75206
          --------------------------------------------------    ----------
                    (Address of principal executive offices)    (Zip code)

Registrant's telephone number, including area code: 972-841-6929

Check whether the registrant files all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Shares of common stock outstanding at March 31, 2000:

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



                             SPARTAN OIL CORPORATION

                                 BALANCE SHEETS
                       June 30, 2000 and December 31, 1999



                                     ASSETS

                                                                     June 30, 2000         Dec 31, 1999
                                                                    -----------------    -----------------

CURRENT ASSETS:
    Cash                                                                          $0                   $0

                                                                    -----------------    -----------------

TOTAL ASSETS                                                                      $0                   $0
                                                                    =================    =================




                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES
     Accounts payable                                                         $9,579               $5,436

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value                                             6,126                6,126
    Additional paid in capital                                                 1,500                1,500
    Accumulated Deficit                                                      (17,205)             (13,062)
                                                                    -----------------    -----------------
        Total Stockholders' Equity                                            (9,579)              (5,436)
                                                                    -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $0                   $0
                                                                    =================    =================

























                             SPARTAN OIL CORPORATION

                             STATEMENT OF OPERATIONS
                    Three months ended June 30, 2000 and 1999
                                       and
            Period from inception (January 5, 1988) to June 30, 2000

                                                                                                            Accumulated
                                                    Three months      Three months            since
                                                        ended            ended              inception
                                                    June 30, 2000    June 30, 1999         Jan 5, 1988
                                                  -----------------------------------    -----------------

REVENUE:                                                         $0               $0                   $0

OPERATING EXPENSE:
    Professional fees                                             0                0                2,500
    General and administrative                                  441              374               14,705
                                                  -----------------------------------    -----------------
        Total Operating Expense                                 441              374               17,205

                                                  -----------------------------------    -----------------

NET LOSS                                                      ($441)           ($374)            ($17,205)
                                                  ===================================    =================


Weighted average shares outstanding                       6,125,527        6,125,527            6,125,527
                                                  ===================================    =================

LOSS PER SHARE                                               ($0.00)          ($0.00)              ($0.00)
                                                  ===================================    =================





                             SPARTAN OIL CORPORATION

            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
              Period from inception (May 27, 1998) to June 30, 2000



                                                    Common                   Paid In        Accumulated
                                             Shares         Amount           Capital          Deficit               Total
                                   -------------------------------------------------------------------    -----------------
Balance at inception,
  January 5, 1988                                -0-           -0-               -0-              -0-                  -0-

Shares issued for cash:
  January 1988                               500,000           500               500                                 1,000

Shares issued for services                   500,000           500               500                                 1,000

Net Loss                                                                                       (1,250)              (1,250)

                                   -------------------------------------------------------------------    -----------------
Balance
        December 31, 1998                  1,000,000        $1,000            $1,000          ($1,250)                $750
                                   ===================================================================    =================

Shares issued for services:
  May 1989                                 4,625,527         4,626                                                   4,626

Net Loss                                                                                       (5,875)              (5,875)

                                   -------------------------------------------------------------------    -----------------
Balance
        December 31, 1998                  5,625,527         5,626             1,000           (7,125)                (499)
                                   ===================================================================    =================

Shares issued for services 1990              500,000           500               500                                 1,000

Net Loss - 1990                                                                                (1,251)              (1,251)
Net Loss - 1991                                                                                  (300)                (300)
Net Loss - 1992                                                                                  (300)                (300)
Net Loss - 1993                                                                                  (300)                (300)
Net Loss - 1994                                                                                  (300)                (300)
Net Loss - 1995                                                                                  (300)                (300)
Net Loss - 1996                                                                                  (491)                (491)
Net Loss - 1997                                                                                  (520)                (520)
Net Loss - 1998                                                                                  (580)                (580)
Net Loss - 1999                                                                                (1,595)              (1,595)

                                   -------------------------------------------------------------------    -----------------
Balance
        December 31, 1999                  6,125,527         6,126             1,500          (13,062)              (5,436)
                                   ===================================================================    =================

Net Loss
    Three months - March 31, 2000                                                              (3,702)              (3,702)
    Three months - June 30, 2000                                                                 (441)                (441)

                                   -------------------------------------------------------------------    -----------------
Balance
        June 30, 2000                      6,125,527         6,126             1,500          (17,205)              (9,579)
                                   ===================================================================    =================





                             SPARTAN OIL CORPORATION

                             STATEMENT OF CASH FLOWS
                    Three months ended June 30, 2000 and 1999
                                       and
            Period from inception (January 5, 1988) to March 31, 2000


                                                                                                Accumulated
                                                         Three months      Three months            since
                                                             ended            ended              inception
                                                         June 30, 2000    June 30, 1999         Jan 5, 1988
                                                       -----------------------------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                       ($441)           ($374)            ($17,205)
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Increase in accounts payable                         441              374                9,579
                Stock issued for services                                                                6,626
                                                       -----------------------------------    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                               0                0               (1,000)


CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of assets to lease                                        0                0                    0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of common stock                                               0                0                1,000

                                                       -----------------------------------    -----------------

NET INCREASE IN CASH                                                  $0               $0                   $0

CASH, BEGINNING OF PERIOD                                              0                0                    0
                                                       -----------------------------------    -----------------

CASH, END OF PERIOD                                                   $0               $0                   $0
                                                       ===================================    =================


                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000




Note A - Nature of Business and Summary of Significant Accounting Policies:
---------------------------------------------------------------------------

History:
--------
The Company was organized January 5, 1988, as a Delaware corporation under the name Oliver Owen Corporation. The Company was organized for the purpose of combining with a privately held enterprise.

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

Basis of Accounting:
--------------------
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Receipts are recorded as income in the period in which they are earned and expenses are recognized in the period in which the related liability is incurred.

Cash and Cash Equivalents:
--------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents.

Loss per Share:
---------------
Net loss applicable to common stock is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the year.

Equipment:
----------
Furniture and Equipment is stated at cost and depreciated over the estimated useful lives of the assets using the straight-line method. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Expenditures for maintenance, repairs and renewals are charged to expense when incurred. Expenditures which significantly increase value or extend useful asset lives are capitalized.

                             SPARTAN OIL CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

Note A - Nature of Business and Summary of Significant Accounting Policies (con't):
--------------------------------------------------------------------------------

Long-Lived Assets
-----------------
The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from these estimates.

Generally accepted accounting principals require recognition of impairment of long-lived assets in the event of net book value of such assets exceed the future undiscounted cash flows attributable to such assets. Consequently, the Company assesses its assets annually for impairment and writes down any amounts necessary as a result of the assessment.

Income Tax:
-----------
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax system.

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

Note B - Capital Stock:
-----------------------

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $1.00. There are no preferred shares issued and outstanding.

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001 per share. There are 6,125,527 common shares issued and outstanding as of June 30, 2000.

Note C - Income Tax:
--------------------

At June 30, 2000, the Company has losses to carry forward of approximately $15,264 which are available to offset its future income tax liability.

No deferred tax asset has been recognized for the operating loss carryforward as it is more likely than not that all or a portion of the net operating loss will not be realized and any valuation allowance would reduce the benefit to zero.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------
The Company has had no operations for the quarter ended June 30, 2000 and similarly, no operations for the same period last year. The Company is trying to attract capital in order to purchase an ongoing business or to attract a business to buy or merge with. Efforts to attract capital to date have been unsuccessful.

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

                  Registrant submitted no matters to a vote of security holders during the period. However, subsequent to the end of the period on July 6, 2000, the Registrant submitted a matter of an agreement of merger with HMGT Corporation, which report was filed on Form 8-K as described in Item 6.

Item  5.     Other Information.

                  None.

Item 6.      Exhibits and Reports on Form 8-K.

                  The Registrant filed a report on Form 8-K notifying shareholders of a meeting to vote on an agreement of merger whereby the
Registrant:
         a)       performed a six to one reverse stock split;
         b) issued two million shares for 100% of the outstanding stock of HMGT Corporation, a hotel management company; and
         c)       change the name of the corporation to HomeGate Corporation.

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





                                                    Spartan Oil Corporation
                                                    ----------------------------
                                                     (Registrant)


                                                    BY:  /s/  Sean Gallagher
                                                       -------------------------
                                                              Sean Gallagher
                                                    Its: President and Secretary

DATE:   August 9, 2000
        Dallas, Texas