Form 10QSB
period 2000-09-30
HOMEGATE CORP
filed 2000-11-20
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:            September 30, 2000

Commission file number:           33-19961

             HomeGate Corporation (formerly Spartan Oil Corporation)
       ------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

       Delaware                                                    75-2224650
------------------------                                        ---------------
(State of Incorporation)                                          (IRS ID No.)


                13663 Jupiter Road, Suite 401, Dallas Texas         75238
     ----------------------------------------------------------- ----------
               (Address of principal executive offices)           (Zip code)

Registrant's telephone number, including area code: 214-343-9700

Check whether the registrant files all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

Shares of common stock outstanding at September 30, 2000:

                                                     8,220,888

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.          Financial Statements                         1 - 7

         Item  2.          Managements's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                       8


PART II - OTHER INFORMATION                                                 9

                              HOMEGATE CORPORATION
                       (formerly Spartan Oil Corporation)

                                 BALANCE SHEETS
                               September 30, 2000

                                     ASSETS
                                     ------

                                                                Sept 30, 2000
                                                              -----------------


CURRENT ASSETS:
    Cash                                                               $11,344
    Accounts receivable                                                 60,776
    Investment - equity securities                                   1,500,000
                                                              -----------------
        Total Current Assets                                         1,572,120

OTHER ASSETS:
    Deferred income tax asset                                           13,153
    Trademark                                                          306,944
                                                              -----------------
        Total Other Assets                                             320,097


TOTAL ASSETS                                                        $1,892,217
                                                              =================


             LIABILITIES AND STOCKHOLDERS' EQUITY
             ------------------------------------

LIABILITIES
    Accounts payable                                                   $45,500
    Accrued expenses                                                    23,596
    Note payable                                                       265,000
                                                              -----------------
        Total Liabilities                                             $334,096

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 shares
        authorized, 8,220,888 shares issued and outstanding              8,221
    Additional paid in capital                                       1,930,849
    Unrealized loss on equity securities                              (300,000)
    Accumulated Deficit                                                (80,949)
                                                              -----------------
        Total Stockholders' Equity                                   1,558,121
                                                              -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $1,892,217
                                                              =================

                              HOMEGATE CORPORATION
                       (formerly Spartan Oil Corporation)

                             STATEMENT OF OPERATIONS
                      Three Months Ended September 30, 2000





                                                                  Three months
                                                                     ended
                                                                 Sept 30, 2000
                                                               -----------------

REVENUE:                                                               $141,503

OPERATING EXPENSE:
    Depreciation and amortization                                         9,028
    Interest expense                                                      6,893
    General and administrative                                          208,349
                                                               -----------------
        Total Operating Expense                                         224,270

                                                               -----------------

Operating income                                                        (82,767)

Federal income tax benefit                                               13,655
                                                               -----------------

NET LOSS                                                               ($69,112)
                                                               =================


Weighted average shares outstanding - taking
    into account the 6 for 1 reverse stock split                      8,154,308
                                                               =================

LOSS PER SHARE - basic and diluted                                       ($0.01)
                                                               =================




                              HOMEGATE CORPORATION
                       (formerly Spartan Oil Corporation)

           STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
               Period from February 25, 2000 to September 30, 2000


                                                  Common                 Paid In        Accumulated
                                          Shares          Amount         Capital          Deficit
                                     ------------------------------------------------------------------

Balance at February 25, 2000
        (date of inception)                         0              0                0                0

Stock issued:
        upon capitalization                 2,000,000          2,000          133,243

        for marketable securities           5,200,000          5,200        1,794,800

Paid in capital                                                                14,709

Net loss - thru June 30, 2000                                                                  (11,837)

                                     ------------------------------------------------------------------
Balance
        June 30, 2000                       7,200,000          7,200        1,942,752          (11,837)


        in reverse acquisition with
        Spartan Oil Corporation
        on July 6, 2000 (see Note)          1,020,888          1,021          (11,903)

Net loss - thru September 30, 2000                                                             (69,112)

                                     ------------------------------------------------------------------
Balance
        September 30, 2000                  8,220,888          8,221        1,930,849          (80,949)
                                     ==================================================================




                              HOMEGATE CORPORATION
                       (formerly Spartan Oil Corporation)

                             STATEMENT OF CASH FLOWS
                      Three Months Ended September 30, 2000



                                                                      Three months
                                                                          ended
                                                                      Sept 30, 2000
                                                                    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                ($69,112)
    Adjustments for items not requiring cash:
                Deprecaition and amortization                                 $9,028
    Adjustments to reconcile net loss to net
            cash (used) by operating activities:
                Paid in capital/deficit in conjuction with reverse
                         merger with Spartan Oil Corporation                 (10,833)
                Increase in accounts receivable                              (23,680)
                Increase in accounts payable and accrued expenses             62,725
                Increase in other assets                                       2,141
                                                                    -----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                                     (29,731)


CASH FLOWS FROM INVESTING ACTIVITIES:

CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in notes payable                                                (60,000)
    Sale of common stock                                                         -0-
                                                                    -----------------

NET INCREASE IN CASH                                                        ($89,731)

CASH, BEGINNING OF PERIOD                                                    101,075
                                                                    -----------------

CASH, END OF PERIOD                                                          $11,344
                                                                    =================


                              HOMEGATE CORPORATION

                          Notes to Financial Statements
                               September 30, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations - The Company was incorporated in the State of Delaware on February 25, 2000 under the name of HMGT Management Corporation. On July 6, 2000, the Company performed a reverse merger with Spartan Oil Corporation which was accounted for as a purchase. On August 1, 2000, the Company changed its name to HomeGate Corporation. The company manages hotels.

Basis of Accounting - The Company prepares its financial statements on the accrual method of accounting, recognizing income when earned and expenses when incurred.

Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Investments - The Company owns an equity position in Ameri-First Financial Group, Inc. (Ameri- First). Ameri-First is a public company traded on the OTC BB (bulletin board). These securities were contributed to the Comapny as part of its capitalization from its largest shareholder, Amerand Corproation. These securities are classified as available for sale securities and are reported at fair market value as of September 30, 2000 with unrealized gains or losses reported in the equity section of the balance sheet. The securities were contributed to the Company on June 29, 2000. As of September 30, 2000, the market value of the stock was $0.75 per share, which generates an unrealized loss of $300,000.

Accounts receivable - The accounts receivable carried by the Company are all from hotels under management by the Company.

Fixed Assets - Fixed assets are stated at cost. Depreciation will be provided for fixed assets over the estimated useful life of the asset using a straight-line method.

Trademarks - Trademarks are shown at cost and are classified as other assets. The trademarks are being amortized over 15 years using the straight line method.

                              HOMEGATE CORPORATION

                          Notes to Financial Statements
                               September 30, 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CON'T)

Income Taxes - The Company follows the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been included in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between financial statement and tax basis of assets and liabilities using enacted tax rates in effect when these differences are expected to reverse. Valuation allowances are established, when appropriate, to reduce deferred tax assets to the amount expected to be realized. The Company has recorded a net tax asset of $13,153. All of the Company's net operating loss is expected to be used in the near future.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings Per Share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires presentation of basic earnings per share ("Basic EPS") and diluted earnings per share ("Diluted EPS"). The computation of Basic EPS is computed by dividing income available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.

         The shares used in the computation as of September 30, 2000 is as follows:

         Basic EPS and diluted EPS 8,154,308

Fair Value Of Financial Instruments - The carrying value of cash and cash equivalents, notes receivable, accounts payable, approximates fair value due to the relatively short maturity of these instruments.

                              HOMEGATE CORPORATION

                          Notes to Financial Statements
                               September 30, 2000


NOTE 2 - NOTE PAYABLE

As of September 30, 2000 the Company was obligated to Prime Hospitality, Inc. of New Jersey for $265,000. This note was originally signed on February 25, 2000 and calls for monthly payments of $15,000 with a maturity date of February 25, 2001. The note carries an interest rate of 10%. Collateral for this note is assignment of all outstanding interest in VPSI, LP, a limited partnership of hotels owned by the Ameri-First Financial Group, Inc. and the trademarks used by these hotels. The obligation has been assigned to the Company along with the trademark.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company is authorized to issue 50,000,000 shares of common stock with a par value of $0.001, of which 8,220,888 shares are issued and outstanding.

The Company is authorized to issue 5,000,000 shares of preferred stock with a par value of $1.00. There are no preferred shares outstanding.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------
The Company was incorporated in the State of Delaware on February 25, 2000 under the name of HMGT Management Corporation. On July 6, 2000, the Company performed a reverse merger with Spartan Oil Corporation which was accounted for as a purchase. On August 1, 2000, the Company changed its name to HomeGate Corporation. The company manages hotels.

Upon the merger of HMGT Management Corporation (HMGT) and Spartan Oil Corporation (Spartan), the directors of HMGT became directors of Spartan and the name was changed to HomeGate Corporation. Due to the fact that HMGT shareholders were the majority shareholders of Spartan (now HomeGate), the purchase was accounted using the purchase method of accounting as a reverse merger. As a result, the financial statements of HomeGate reflect the operations of HMGT through the date of the reverse merger. Comparative financial statements are not presented since HMGT was incorporated on February 25, 2000, and had no prior year operations.

The Company has long term management contracts for the management of hotels owned by Ameri-First Financial Group, Inc. of Dallas, Texas. The management contracts provide a fee of 4% of Gross Revenue with an incentive of 2% of gross operating profit and an accounting fee of $1,500 per month per property.

As of August 24, 2000, three additional management contracts were acquired. As of September 30, 2000, the Company had ten hotels under management.

The Company is seeking additional management contracts and is also seeking to purchase some hotels for its own portfolio.


In November of 2000, the Company sued Ameri-First Financial Group, Inc. for its failure to perform under the management agreements. The suit was settled the same month.

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

                  Registrant submitted the matter of merging HMGT Management Corporation into Spartan Oil Corporation. This merged was approved by the shareholders on July 6, 2000. The transaction was filed on Form 8-K as described in Item 6.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.





                                                     HomeGate Corporation
                                                     ---------------------------
                                                      (Registrant)


                                                     BY: /s/  Gary W. Bell
                                                        ------------------------
                                                          Gary W. Bell
                                                     Its: President

DATE:   November 17, 2000
            Dallas, Texas