Form 10KSB
period 2000-12-31
HOMEGATE CORP
filed 2001-08-10
CIK 828940

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2000, or

     [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____.

Commission file number: (33-19961)

                              Homegate Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              75-2224650
-----------------------------------                               ----------
     (State of Incorporation)                                    (Tax ID No.)

               13663 Jupiter Road,Suite 401., Dallas, Texas 75238
--------------------------------------------------------------------------------
               (Address of principal executive offices)(ZIP code)

Registrant's telephone number, including area code: 214-343-9700

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2000:
                                      $ -0-

Shares of common stock outstanding at December 31, 2000: 8,220,888

PART I.

ITEM 1            DESCRIPTION OF BUSINESS

The Company is in the business of managing hotels. As of December 31, 2000, the Company had ten (10) hotels under management contracts which paid them four percent (4%) of gross revenue, two percent (2%) of net revenue and a $1,500 accounting fee per month.

ITEM 2            DESCRIPTION OF PROPERTY

The Company has no property. The Company maintains its office at 13663 Jupiter Road, Suite 401, Dallas, Texas 75243, which it shares with an affiliate at no cost to the Company.

ITEM 3            LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company submitted on July 6, 2000, to a vote of security holders the proposal for a change in control of the Registrant and the acquisition of assets, to be effective July 1, 20000, whereby:

Change in Control of Registrant.

A PLAN OF REORGANIZATION AND AGREEMENT OF MERGER (the Plan) was signed on the 2nd day of June, 2000 by the Registrant and HMGT Corporation (HMGT), a private Delaware corporation, wherein the registrant will acquire 100% of the business, assets, liabilities, and issued and outstanding stock of HMGT in exchange solely for common stock of the Registrant in a reorganization.

On July 6, 2000 at the Registrant's Special Shareholder's Meeting, the majority of the shareholders entitled to vote, either by proxy or in person, voted to approve (I) a 1 for 6 reverse split of Registrant's common stock, and to approve
(II) the Plan of Reorganization And Agreement of Merger. Registrant will then issue 7,200,000 shares (reorganization shares) of it's $.001 par value common stock to the shareholders of HMGT in a timely manner. HMGT is is owned 100% by Amerand Corproation. HMGT is engaged in the Hospitality/Hotel Industry. The issuance of the reorganization shares will represent an 81% position of Control. The Plan provides for the Registrant to change its name from Spartan Oil Corporation to HomeGate Corporation.

Amerand  Corporation is beneficially  owned by C. Kieth  Wilkerson,  II and Gary
Bell.

On July 6, 2000, Sean Gallagher resigned as an officer and director effective July 7, 2000 and the following were appointed directors at the Special Meeting of Shareholders:

Gary Bell
Keith Newton
C. Keith Wilkerson, and
John Hickman.

The following were appointed as officers for the Corporation with terms starting on July 7, 2000:

Gary W. Bell                        President
C. Kieth Wilkerson, II              Vice President
Kieth Newton                        Secretary/Treasurer

Acquisition or Disposition of Assets.

The assets and liabilities of the Registrant and HMGT Corporation as at the effective time of the Merger and Reorganization, shall be taken up on the books of the Registrant (Surviving Corporation) at the amounts carried at that time by each corporation. The assets and liabilities of HMGT Corporation are as follows: cash in the amount of $100,000.00 US Dollars; the Trademark for "HomeGate Studio and Suites"; The HomeGate website whose URL is www.HomeGate.com; the HomeGate 800 Reservation number which is 1- 800-456-GATE; 2 million shares of Ameri-First Financial Group (AMFR - trading OTC BB) valued at $1,800,000; the balance of a note payable to Prime Hospitality, Inc. with a face value of $325,000.

PART II.

ITEM 5            MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         a.       Market Information.

         The Company's stock is not currently traded; therefore no high or low bids are recited herein.

         b.       Holders.

         There are approximately one hundred (100) shareholders.

         c.       Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

         e.       Warrants

         Registrant has no warrants outstanding.


ITEM 6            SELECTED FINANCIAL DATA

         The following is selected financial data of the Registrant:

         Statement of Operations Data:
                  Revenue                                     $   378,127
                  Depreciation and amortization                    20,072
                  Interest                                          8,529
                  General & administrative                        451,465
                                                              ------------
                  Operating loss                              $(  101,939)

                  Writeoff investment                          (1,800,000)
                  Extraordinary loss                           (   62,339)
                                                              ------------

                  Net loss                                    $(1,964,278)


                  Net loss per common share                   $   0.26

                  Weighted average number of
                  common shares outstanding                     4,532,233

         Balance Sheet Data:
                  Working capital                             $  ( 38,900)

                  Total assets                                     64,280
                  Total liabilities                                99,837
                  Stockholders equity                             (35,557)


ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company was incorporated in the State of Delaware on February 25, 2000 under the name of HMGT Management Corporation. On July 6, 2000, the Company merged with Spartan Oil Corporation which was accounted for as a reverse merger. On August 1, 2000, the Company changed its name to HomeGate Corporation.

The company manages hotels and as of December 31, 2000 had ten hotels under management contract. The Company had as many as ten under management contracts until the owners of many of those hotels had financial problems and lost ownership of the hotels in the fourth quarter and some more into the first quarter of 2001. However, HomeGate continues to pursue hotel management contracts and believes that it will secure some in the near future.

The operations of the Company were strictly from the management hotels which provided a small profit. However, the biggest charges against income were the extraordinary losses suffered due to a writeoff of goodwill and a trademark - both intangible assets and the loss from a change in the valuation in securities owned of $1,800,000. This was by far the largest item for the year. The Company had issued shares for the securities based upon the securities being worth 1,800,000, which was the market value at the time of purchase. Unfortunately, the securities declined in value until at the end of the eyar they were worthless. The Company continues to aggressively seek new hotel management contracts.

There were no stock offerings during the quarter and none are currently planned.

There were no plans or requirements for purchase of capital items during the quarter. The Registrant does not foresee any material capital purchase in the coming twelve months.


ITEM 8            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Report of Independent Certified Public Accountant is attached hereto.


ITEM 9            CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURES

         The Board of Directors engaged J.S. Osborn, P.C. as auditor for the Company whereas Charles E. Smith audited the financial statements the prior year. As reflected in an 8-K filed for the change in accountants, there were no disagreements with the prior auditor on accounting or financial disclosure issues, and there have been no disagreements with the current auditor on accounting or financial disclosure issues.

PART III.

ITEM 10           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following persons serve as directors and officers of Registrant:

                  Gary W. Bell                President and Director
                  C. Kieth Wilkerson, II      Vice President and Director
                  Kieth Newton                Secretary/Treasurer and Director
                  John Hickman                Director


ITEM 11           EXECUTIVE COMPENSATION

         The Company paid no compensation to its officers and directors in the calendar year 2000.

         The Company has no retirement or stock option or bonus plan.


ITEM 12           SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

         Set forth below is the direct ownership of Registrant's common Stock by management and any owner of 5% or more of Stock of Registrant.
                                                                           % of
Title of           Name and address                 Amount of shares      class
                    of owner                                              owned
--------------------------------------------------------------------------------
Common            Amerand Corporation                  7,200,000         87.58%
                  13663 Jupiter Road #401
                  Dallas, Texas 75243

Common            Sean Gallagher                          749,999         9.12%
                  418 Wile Avenue
                  Souderton, PA 18964

Common            All Officers, Directors &            7,949,999         96.70%
                  Beneficial Holders as a Group


ITEM 13           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

PART IV.

ITEM 14           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as a part of this report:
         Included in Part II, Item 8 of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2000

         Statement of Operations - Period February 25, 2000 (date of inception) to December 31, 2000

         Statement of Stockholders' Deficit - Period from February 25, 2000 (date of inception) to December 31, 2000

         Statement of Cash Flows - Period February 25, 2000 (date of inception) to December 31, 2000

         Notes to the Financial Statements

(b) The following reports on Form 8-K were filed for the Company during the year:

         On an 8-K dated June 14, 2000, the Registrant announced a letter of agreement for a change in control and the acquisition of assets.

         On an 8-K dated July 7, 2000, the Registrant announced the shareholder approval for the change in control and the acquisition of assets.

(c)      The Company is not filing any exhibits.

(d)      This section not applicable to the Company.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Homegate Corporation
                                                          Registrant


                                                  By:  /s/  Gary Bell
                                                  -----------------------------
                                                            Gary Bell

                                                  Its: President


Date:     August 10, 2001


         Pursuant to the requirements to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature                            Title                     Date



/s/  Gary Bell                       President                 August 10, 2001
---------------------
     Gary Bell

                               J. S. OSBORN, P.C.
                           CERTIFIED PUBLIC ACCOUNTANT
                         17430 CAMPBELL ROAD, SUITE 114
                               DALLAS, TEXAS 75252
                          972-735-0033 Fax 972-735-0035
                               Josborn@jsocpa.com

                ================================================



                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANT


To the Board of Directors and Stockholders of Homegate Corporation
Dallas, Texas

I have audited the accompanying balance sheet of Homegate Corporation (A Delaware corporation) as of December 31, 2000 and the related statements of operations, stockholders' deficit, and cash flows for the period February 25, 2000 (date of inception), to December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. I did not audit the financial statements of HMGT Management Corporation which are included in the financial statements of Homegate Corporation as discussed in Note B to the financial statements, and which statements reflect total assets of $2,269,437 as of June 30, 2000 and total revenues of $37,096 for the period February 25, 2000 (date of inception), to June 30, 2000. Those statements were audited by other auditors whose report has been furnished to me, and my opinion, insofar as it relates to the amounts included for Homegate Corporation, is based solely on the report of the other auditors.

I conducted my audit in accordance with auditing standards generally accepted in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, based on my audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Homegate Corporation as of December 31, 2000, and the results of their operations and their cash flows for the period February 25, 2000 (date of inception), to December 31, 2000 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note-J to the financial statements, the Company incurred a loss for the period and has limited capital resources. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note-J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ J.S. Osborn, P.C.
---------------------
    J.S. Osborn, P.C.

Dallas, Texas
May 31, 2001

                              HOMEGATE CORPORATION
                       (Formally Spartan Oil Corporation)

                                 BALANCE SHEET
                               December 31, 2000



                                     ASSETS
                                     ------


CURRENT ASSETS:
  Cash                                                        $          937
  Accounts receivable - related party                                 60,000
                                                              ---------------
    Total Current Assets                                              60,937

PROPERTY:
  Furniture and equipment (net)                                        3,343
                                                              ---------------
    Total Property                                                     3,343

TOTAL ASSETS                                                  $       64,280
                                                              ===============






                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


LIABILITIES:
  Accounts payable                                            $       99,837
                                                              ---------------
    Total Accounts Payable                                            99,837

STOCKHOLDERS' DEFICIT:
  Common stock, $0.001 par value; 50,000,000
   shares authorized; 8,220,888 shares
   issued and outstanding                                              8,221
  Paid-in capital                                                  1,920,500
  Accumulated deficit                                             (1,964,278)
                                                              ---------------
    Total Stockholders' Deficit                                      (35,557)
                                                              ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $       64,280
                                                              ===============







                            See accompanying notes.
                                       2

                              HOMEGATE CORPORATION
                       (Formally Spartan Oil Corporation)

                            STATEMENT OF OPERATIONS
       Period February 25, 2000 (date of Inception), to December 31, 2000





REVENUE:
  Fee income                                                    $       378,127
                                                                ----------------
    Total Revenue                                                       378,127


OPERATING EXPENSE:
 Amortization                                                            19,861
 Depreciation                                                               211
 Interest                                                                 8,529
 General and administrative                                             451,465
                                                                ----------------
   Total Operating Expense                                              480,066

OTHER EXPENSE:
Write off of investment                                               1,800,000
                                                                ----------------

Loss before extraordinary items                                      (1,901,939)

Extraordinary loss - trademark                                          (55,139)
Extraordinary loss -goodwill                                             (7,200)
                                                                ----------------

NET LOSS:                                                       $    (1,964,278)
                                                                ================

Net loss per share (basic and diluted):
Loss before extraordinary items                                 $         (0.42)
Extraordinary loss                                                        (0.01)
                                                                ----------------
 Net loss per share                                             $         (0.43)
                                                                ================



Basic/diluted weighted average number of shares outstanding           4,532,233
                                                                ================




                            See accompanying notes.
                                       3



                              HOMEGATE CORPORATION
                       (Formally Spartan Oil Corporation)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
       Period February 25, 2000 (Date of Inception), to December 31, 2000







                                             Common              Paid-in        Accumulated     Stockholders'
                                       Shares       Amount       Capital          Deficit          Deficit
                                     ------------ ----------- ---------------  --------------- ----------------

Issuance of common shares
  (Date of Inception)                    100,000  $      100     $ 1,931,000   $          -    $     1,931,100

Effects from reverse merger            6,025,527       6,026         (15,605)                           (9,579)

Reverse Split of Spartan Oil
 common shares 1 for 6                (5,104,639)     (5,105)          5,105                                 -

Stock issued pursuant to merger
72 shares for 1                        7,200,000       7,200                                             7,200

Net loss                                                                           (1,964,278)      (1,964,278)
                                     ------------ ----------- ---------------  --------------- ----------------
Balance, December 31, 2000             8,220,888  $    8,221  $    1,920,500   $   (1,964,278) $       (35,557)
                                     ============ =========== ===============  =============== ================







                            See accompanying notes.
                                       4

                            HOMEGATE CORPORATION
                       (Formally Spartan Oil Corporation)

                             STATEMENT OF CASH FLOWS
       Period February 25, 2000 (Date of Inception), to December 31, 2000




CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $    (1,964,278)
  Items not requiring cash:
     Amortization                                                      19,861
     Depreciation                                                         211
     Write-off of investment                                        1,800,000
     Write-off of trademark                                           250,000
      Cancel note payable                                            (250,000)
     Extraordinary loss - trademark                                    55,139
     Extraordinary loss - goodwill                                      7,200
     Earnings effect from merger                                       (4,143)
  Changes in operating assets and liabilities:
     Increase in accounts receivable - related party                  (60,000)
     Increase in accounts payable                                      94,401
                                                              ----------------

NET CASH USED BY OPERATING ACTIVITIES:                                (51,609)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                                (3,554)
                                                              ----------------

NET CASH USED BY INVESTING ACTIVITIES:                                 (3,554)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of stock                                                       131,100
  Payment on debt                                                     (75,000)
                                                              ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                             56,100
                                                              ----------------


NET INCREASE IN CASH:                                                     937

CASH AT BEGINNING OF YEAR:                                                  0
                                                              ----------------

CASH AT END OF YEAR:                                          $           937
                                                              ================






                            See accompanying notes.

                            HOMEGATE CORPORATION
                       (Formally Spartan Oil Corporation)

                             STATEMENT OF CASH FLOWS
       Period February 25, 2000 (Date of Inception), to December 31, 2000



                            SUPPLEMENTAL DISCLOSURE




NON CASH INVESTING ACTIVITIES:
  Acquisition of investments                                   1,800,000
  Acquisition of trademark                                       325,000
  Acquisition of goodwill                                          7,200


NON CASH FINANCING ACTIVITIES:
  Assumption of note payable                                     325,000


Interest paid                                                      8,529
No taxes paid for the period











                             See accompanying notes.
                                       6

                              HOMEGATE CORPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000






NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

History:
--------
The Company was organized January 5, 1988, as a Delaware corporation under the name Oliver Owen Corporation. The Company was organized for the purpose of seeking, investigating, and, if such investigation warrants, acquiring assets, properties, and businesses and to engage in any substantial business opportunities. In October 1988 the company changed its name to Spartan Oil Corporation.

In 2000, the Company authorized a 1 for 6 reverse split of its common shares.

In 2000, the Company merged with HMGT Management Corporation (HMGT), a newly formed private corporation, domiciled in the state of Delaware. HMGT is in the business of hotel management

In 2000, the Company changed its name to Homegate Corporation.

Basis of Presentation:
----------------------
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

Revenue Recognition:
--------------------
Revenues are recorded as income in the period the management fees are earned and expenses are recognized in the period in which the related liability is incurred.

Customer Concentration:
-----------------------
The majority of managed hotels have the same owner. Although the Company is widening its customer base, this concentration could adversely affect the Company.

Use of Estimates
----------------
In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates, judgments and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from resolution currently anticipated by management and on which the financial statements are based.

Cash and Cash Equivalents:
--------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

Property and Equipment:
-----------------------
Property and equipment is carried at cost. Depreciation is provided by the straight-line method over each asset's estimated useful life. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

                              HOMEGATE CORPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

Long-Lived Assets
-----------------
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the impairment of Long-Lived Assets and for Long -Lived Assets to be Disposed of, the Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. Impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows.

Net Loss per Common Share:
--------------------------
Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since the Company has no potentially dilutive securities and because of the Company's net loss.

Income Tax:
-----------
The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax asset to the amount expected to be "more likely than not" realized in future returns.


NOTE B - MERGER:
----------------

In connection with the merger, the Company effected a one for six reverse stock split of its common shares. The Company then exchanged 7,200,000 common shares, for 100,000 (100%) of the outstanding voting common shares of HMGT.

                              HOMEGATE CORPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000


NOTE B - MERGER (CONTINUED):
----------------------------

The shareholders of HMGT became the majority shareholders of the Company. Therefore, this business combination, a purchase transaction under APB Opinion No. 16 "Business Combinations", has been accounted for as a reverse merger. The financial statements reflect the operations of HMGT for the period February 25, 2000 (date of inception), to June 30, 2000. The affective date of the merger was July 1, 2000. This merger resulted in changing the Company's name to Homegate Corporation. A summary of assets and liabilities acquired is as follows:

                  Cash                               $   101,075
                  Receivables                             37,096
                  Investment                           1,800,000
                  Trademark                              315,972
                  Deposit                                 15,294
                                                     -----------
                           Total Assets              $ 2,269,437

                  Payables                           $     8,529
                  Note Payable                           325,000
                                                     -----------
                           Total Liabilities         $   333,529


NOTE C - ACCOUNTS RECEIVABLE-RELATED PARTY:
---------------------------------------------
The Company's primary customer is a related party.


NOTE D - FURNITURE AND EQUIPMENT:
---------------------------------

Furniture and equipment is stated at cost and consists of the following:

         Office furniture                               $3,554
         Allowance for depreciation                       (211)
                                                        -------
                  Total                                 $3,343
                                                        =======

Depreciation has been provided by the straight-line method over each asset's estimated useful life of five years.


NOTE E - COMMON STOCK:
----------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At December 31, 2000, there were 8,220,088 shares outstanding. The Company has not paid a dividend to its shareholders.

----------------------------------

Reverse Split of Common Stock:
------------------------------
The Company reverse split its issued and outstanding common shares on the basis of a 1 share for 6 shares. This action reduced the total number of issued and outstanding common shares from 6,125,527 to 1,020,921. The number of authorized common shares was not changed and there was no change in its $0.001 par value.


NOTE F - RELATED PARTY TRANSACTIONS:
------------------------------------

The Company received $378,127 from related parties for management fees and paid $77,901 to related parties for general and administrative expenses during the year.



NOTE G - INCOME TAXES:
----------------------

The Company has a net loss carryover of approximately $1,964,000 that is available to offset its future income tax liability.

No deferred tax asset has been recognized for the loss carryover as it is more likely than not that all or a portion of the net loss will not be realized and any valuation allowance would reduce the benefit to zero. The loss expires in 2020.


The components of the provision (benefit) for income taxes included in the financial statements as of December 31, 2000 are as follows:

         Deferred tax assets:
         Net loss carryover                                   $(1,964,278)
         Valuation allowance                                    1,964,278
                                                              ------------
         Total deferred income tax assets                             -0-
         Total deferred income tax liabilities                        -0-
                                                              ------------
         Net deferred income tax assets                       $       -0-
                                                              ============


NOTE H - OTHER EXPENSE:
-----------------------

The Company acquired 2,000,000 common shares of stock of a related party in the merger on July 1, 2000. The common shares were considered as trading securities.

By December 31, 2000, the value of the common shares was zero and accordingly, the Company recorded a $1,800,000 write off in its statement of operations.

                              HOMEGATE CORPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000



NOTE I - EXTRAORDINARY LOSSES:
------------------------------

The Company acquired a trademark valued at $315,972 and a related note payable for the trademark for $325,000 in the merger on July 1, 2000. As a result of the merger, the excess of purchase price over the fair value for all net assets created goodwill in the amount of $7,200.

During the year, the Company agreed that the trademark had no value and negotiated the forgiveness of the related note payable. The company had made payments on the note in the amount of $75,000 and had recorded amortization expense in the amount of $19,861. The Company removed the asset and it's related accumulated amortization and related note payable and recorded a $55,139 write off in its statement of operations.

As the result of the write off of the trading securities and the write off of the trademark, the Company agreed that the goodwill had no value and recorded a $7,200 write off in it's statement of operations.


NOTE J - GOING CONCERN:
-----------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has funded its operations to date from management fees, the issuance of shares and debt. These matters raise substantial doubt about its ability to continue as a going concern.

The company has minimal capital resources available to offset losses from operating and other obligations expected to be incurred. The continued existence is dependent upon several factors, including its ability to generate revenue and to generate operating capital.

The Company plans to generate revenue by securing additional management contracts that will provide adequate income to produce a profit.