Form 10QSB
period 2001-03-31
HOMEGATE CORP
filed 2001-08-10
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:          March 31, 2001

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

Check whether the registrant files all documents and reports required to be filed by section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [X] No [ ]

Shares of common stock outstanding at March 31, 2001:

                                                     8,220,888

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                       Page Number


         Item  1.          Financial Statements                          1 - 8

         Item  2.          Managements's Discussion and Analysis
                           of Financial Condition and Results of
                           Operations                                      9


PART II - OTHER INFORMATION                                                10



                              HOMEGATE CORPORATION


                                 BALANCE SHEETS
                      March 31, 2001 and December 31, 2000

                               ASSETS

                                                                   March 31, 2001     Dec 31, 2000
                                                                   ----------------  ----------------

   CURRENT ASSETS:
       Cash                                                                  ($710)             $937
       Accounts receivable - related party                                   2,387            60,000
                                                                   ----------------  ----------------
           Total Current Assets                                              1,677            60,937

   PROPERTY:
       Furniture and equipment (net)                                         3,165             3,343
                                                                   ----------------  ----------------
           Total Property                                                    3,165             3,343


   TOTAL ASSETS                                                             $4,842           $64,280
                                                                   ================  ================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

   LIABILITIES
       Accounts payable                                                     $9,713           $99,837
                                                                   ----------------  ----------------
           Total Liabilities                                                $9,713           $99,837

   STOCKHOLDERS' EQUITY
       Common stock, $0.001 par value, 50,000,000 shares
           authorized, 8,220,888 shares issued and outstanding
           at March 31, 2001 and December 31, 2000                           8,221             8,221
       Additional paid in capital                                        1,920,500         1,920,500
       Accumulated Deficit                                              (1,933,592)       (1,964,278)
                                                                   ----------------  ----------------
           Total Stockholders' Equity                                       (4,871)          (35,557)
                                                                   ----------------  ----------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $4,842           $64,280
                                                                   ================  ================




                              HOMEGATE CORPORATION


                             STATEMENT OF OPERATIONS
              Three Months Ended March 31, 2001 and March 31, 2000





                                                                  Three months      Three months
                                                                      ended             ended
                                                                 March 31, 2001    March 31, 2000
                                                                 ----------------  ----------------

   REVENUE:                                                              $90,513                $0

   OPERATING EXPENSE:
       Depreciation                                                          178
       Interest expense
       General and administrative                                         59,649
                                                                 ----------------  ----------------
           Total Operating Expense                                        59,827                 0

   OTHER EXPENSE:
       Writeoff of investment                                                  0                 0
                                                                 ----------------  ----------------

   Loss before extraordinary items                                        30,686                 0

   Extraordinary loss - trademark
   Extraordinary loss - goodwill
                                                                 ----------------  ----------------

   NET LOSS                                                              $30,686                $0
                                                                 ================  ================


   Net loss per share (basic and diluted):
   Loss before extraordinary items                                          0.00              0.00
   Extraordinary loss                                                       0.00              0.00
                                                                 ----------------  ----------------
   Net loss per share                                                      $0.00             $0.00
                                                                 ================  ================


   Basic/diluted weighted average number of shares outstanding         8,220,888         6,025,527
                                                                 ================  ================





                              HOMEGATE CORPORATION


            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT

       Period from February 25, 2000 (date of inception) to March 31, 2001


                                          Common         Common        Paid In       Accumulated
                                          Shares         Amount        Capital         Deficit            Total
                                      -------------------------------------------------------------  ----------------

   Issuance of common shares
           (date of inception)               100,000            100      1,931,000               0         1,931,100

   Effects from reverse merger             6,025,527          6,026        (15,605)                           (9,579)

   Reverse split of Spartan Oil
       common shares 1 for 6              (5,104,639)        (5,105)         5,105

   Stock issued pursuant to merger
       72 shares for 1                     7,200,000          7,200                                            7,200

   Net loss                                                                             (1,964,278)       (1,964,278)

                                      -------------------------------------------------------------  ----------------
   Balance
           December 31, 2000               8,220,888          8,221      1,920,500      (1,964,278)          (35,557)


   Net loss - three months ended
       March 31, 2001                                                                       30,686            30,686

                                      -------------------------------------------------------------  ----------------
   Balance
           March 31, 2001                  8,220,888          8,221      1,920,500      (1,933,592)           (4,871)
                                      =============================================================  ================




                              HOMEGATE CORPORATION


                             STATEMENT OF CASH FLOWS
              Three Months Ended March 31, 2001 and March 31, 2000



                                                                    Three months      Three months
                                                                        ended             ended
                                                                   March 31, 2001    March 31, 2000
                                                                   ----------------  ----------------

   CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                            $30,686                $0
       Items not requiring cash:
           Amortization                                                       $178
           Depreciation
           Write-off of investment
           Write-off trademark
           Cancel note payable
           Extraordinary loss - trademark
           Extraordinary loss - goodwill
           Effects from reverse merger
       Changes in operating assets and liabilities:
           Increase in accounts receivable - related party                  57,613
           Increase in accounts payable                                    (90,124)
                                                                   ----------------  ----------------
   NET CASH (USED) BY OPERATING ACTIVITIES:                                 (1,647)                0

   CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchase of equipment
                                                                   ----------------  ----------------
   NET CASH (USED) BY INVESTING ACTIVITIES:                                      0                 0

   CASH FLOWS FROM FINANCING ACTIVITIES:
       Sale of stock
       Payment on debt
                                                                   ----------------  ----------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                                     0                 0

   NET INCREASE IN CASH                                                    ($1,647)               $0

   CASH, BEGINNING OF PERIOD                                                   937                 0
                                                                   ----------------  ----------------

   CASH, END OF PERIOD                                                       ($710)               $0
                                                                   ================  ================


                               HOMEGATE CRPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001




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

Basis of Presentation:
----------------------
It is the Company's policy to prepare its financial statements on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and include all adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

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

                               HOMEGATE CRPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
--------------------------------------------------------------------------------

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


NOTE B - ACCOUNTS RECEIVABLE - RELATED PARTY:
---------------------------------------------
The Company's primary customer is a related party.

                               HOMEGATE CRPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001



NOTE C - FURNITURE AND EQUIPMENT:
---------------------------------

Furniture and equipment is stated at cost and consists of the following:

         Office furniture                               $3,554
         Allowance for depreciation                       (389)
                                                       --------
                  Total                                 $3,165
                                                        =======

Depreciation has been provided by the straight-line method over each asset's estimated useful life of five years.


NOTE D - COMMON STOCK:
----------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At March 31, 2001, there were 8,220,088 shares outstanding. The Company has not paid a dividend to its shareholders.


NOTE E - INCOME TAXES:
----------------------

The Company has a net loss carryover of approximately $1,933,592 that is available to offset its future income tax liability.

No deferred tax asset has been recognized for the loss carryover as it is more likely than not that all or a portion of the net loss will not be realized and any valuation allowance would reduce the benefit to zero. The loss expires in 2020.

The components of the provision (benefit) for income taxes included in the financial statements as of December 31, 2000 are as follows:
         Deferred tax assets:
         Net loss carryover                              $(1,933,592)
         Valuation allowance                                1,933,592
                                                         ------------
         Total deferred income tax assets                         -0-
         Total deferred income tax liabilities                    -0-
                                                         ------------
         Net deferred income tax assets                  $        -0-
                                                         ============

                               HOMEGATE CRPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


NOTE F - OTHER EXPENSE:
-----------------------

In the fiscal year of 2000, the Company acquired 2,000,000 common shares of stock of a related party in the merger on July 1, 2000. The common shares were considered as trading securities.

By December 31, 2000, the value of the common shares was zero and accordingly, the Company recorded a $1,800,000 write off in its statement of operations.


NOTE G - EXTRAORDINARY LOSSES:
------------------------------

In the fiscal year of 2000, the Company acquired a trademark valued at $315,972 and a related note payable for the trademark for $325,000 in the merger on July 1, 2000. As a result of the merger, the excess of purchase price over the fair value for all net assets created goodwill in the amount of $7,200.

During the year of 2000, the Company agreed that the trademark had no value and negotiated the forgiveness of the related note payable. The company had made payments on the note in the amount of $75,000 and had recorded amortization expense in the amount of $19,861. The Company removed the asset and it's related accumulated amortization and related note payable and recorded a $55,139 write off in its statement of operations.

As the result of the write off of the trading securities and the write off of the trademark, the Company agreed that the goodwill had no value and recorded a $7,200 write off in it's statement of operations.


NOTE H - GOING CONCERN:
-----------------------

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------
The Company was incorporated in the State of Delaware on February 25, 2000 under the name of HMGT Management Corporation. On July 6, 2000, the Company performed a reverse merger with Spartan Oil Corporation which was accounted for as a reverse merger. On August 1, 2000, the Company changed its name to HomeGate Corporation.

The company manages hotels and currently has three hotels under management contract. The Company had as many as ten under management contracts until the owners of many of those hotels had financial problems and lost ownership of the hotels. HomeGate continues to pursue hotel management contracts and believes that it will secure some in the third quarter.

The cash position of the Company was little changed in the quarter going from $937 at the beginning of the quarter to a negative $710 at the end of the quarter. However, the the Company significantly reduced its payables from $99,837 to $9,713, increasing its liquid position from a negative $38,900 to a negative $8,036. This leaves the Company in a much better position to deal with potential suppliers and customers.

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

                  None.

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



                                                     HomeGate Corporation
                                                     ---------------------------
                                                      (Registrant)


                                                     BY: /s/  Gary W. Bell
                                                     ---------------------------
                                                              Gary W. Bell
                                                     Its: President

DATE:       August 10, 2001
            Dallas, Texas