Form 10QSB
period 2001-06-30
HOMEGATE CORP
filed 2001-08-13
CIK 828940

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarter ended:        June 30, 2001

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

Shares of common stock outstanding at June 30, 2001:

                                                     9,292,888

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




                              HOMEGATE CORPORATION


                                 BALANCE SHEETS
                       June 30, 2001 and December 31, 2000

                                     ASSETS

                                                                   June 30, 2001      Dec 31, 2000
                                                                   ---------------   ----------------

CURRENT ASSETS:
    Cash                                                                   $9,051               $937
    Accounts receivable - related party                                     2,387             60,000
                                                                   ---------------   ----------------
        Total Current Assets                                               11,438             60,937

PROPERTY:
    Furniture and equipment (net)                                           2,987              3,343
                                                                   ---------------   ----------------
        Total Property                                                      2,987              3,343

OTHER ASSETS:
    Note receivable                                                       268,000
                                                                   ---------------   ----------------
        Total Other Assets                                                268,000                  0
                                                                   ---------------   ----------------

TOTAL ASSETS                                                             $282,425            $64,280
                                                                   ===============   ================


             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable                                                       20,128
    Accounts payable -related party                                       $19,086            $99,837
                                                                   ---------------   ----------------
        Total Liabilities                                                 $39,214            $99,837

STOCKHOLDERS' EQUITY
    Common stock, $0.001 par value, 50,000,000 shares authorized,
        9,292,888 and 8,220,888 shares issued and outstanding
        at June 30, 2001 and December 31, 2000 respectively                 9,293              8,221
    Additional paid in capital                                          2,187,428          1,920,500
    Accumulated Deficit                                                (1,953,510)        (1,964,278)
                                                                   ---------------   ----------------
        Total Stockholders' Equity                                        243,211            (35,557)
                                                                   ---------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $282,425            $64,280
                                                                   ===============   ================






                              HOMEGATE CORPORATION


   STATEMENT OF OPERATIONS Three Months Ended June 30, 2001 and June 30, 2000
                Six Months Ended June 30, 2001 and June 30, 2000




                                           Three months   Three months        Six Months        Six Months
                                               ended          ended             ended              ended
                                           June 30, 2001  June 30, 2000     June 30, 2001      June 30, 2000
                                          ------------------------------------------------   ----------------
REVENUE:                                        $17,638         $37,096          $108,151            $37,096

OPERATING EXPENSE:
    Depreciation and amortization                   178           9,028               356              9,028
    Interest expense                                              8,529                                8,529
    General and administrative                   37,377          15,233            97,027             15,233
                                          ------------------------------------------------   ----------------
        Total Operating Expense                  37,555          32,790            97,383             32,790

                                          ------------------------------------------------   ----------------

NET LOSS                                       ($19,917)         $4,306           $10,768             $4,306
                                          ================================================   ================



Net loss per share (basic and diluted):          ($0.00)          $0.00             $0.00              $0.00
                                          ================================================   ================


Basic/diluted weighted average
       number of shares outstanding           9,292,888       8,220,888         8,756,888          8,220,888
                                          ================================================   ================




                              HOMEGATE CORPORATION


            STATEMENT OF STOCKHOLDERS' EQUITY AND ACCUMULATED DEFICIT
       Period from February 25, 2000 (date of inception) to June 30, 2001


                                       Common               Common         Paid In         Accumulated
                                       Shares               Amount         Capital           Deficit             Total
                                   ----------------------------------------------------------------------   ----------------

Issuance of common shares
        (date of inception)               100,000                  100       1,931,000                 0          1,931,100

Effects from reverse merger             6,025,527                6,026         (15,605)                              (9,579)

Reverse split of Spartan Oil
    common shares 1 for 6              (5,104,639)              (5,105)          5,105

Stock issued pursuant to merger
    72 shares for 1                     7,200,000                7,200                                                7,200

Net loss                                                                                      (1,964,278)        (1,964,278)

                                   ----------------------------------------------------------------------   ----------------
Balance
        December 31, 2000               8,220,888                8,221       1,920,500        (1,964,278)           (35,557)

Issuance of common stock
        for note receivable             1,072,000                1,072         266,928                              268,000

Net loss - six months ended
        June 30, 2001                                                                             10,768             10,768

                                   ----------------------------------------------------------------------   ----------------
Balance
        June 30, 2001                   9,292,888                9,293       2,187,428        (1,953,510)           243,211
                                   ======================================================================   ================




                              HOMEGATE CORPORATION

   STATEMENT OF CASH FLOWS Three Months Ended June 30, 2001 and June 30, 2000
                Six Months Ended June 30, 2001 and June 30, 2000


                                                         Three months     Three months      Six Months      Six Months
                                                             ended           ended              ended         ended
                                                         June 30, 2001    June 30, 2000     June 30, 2001   June 30, 2000
                                                         ------------------------------------------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                          (19,918)         $4,306           $10,768             $4,306
    Items not requiring cash:
        Amortization                                                            $9,028                               $9,028
        Depreciation                                               178                               356
    Changes in operating assets and liabilities:
        Change in accounts receivable                                          (37,096)           60,000            (37,096)
        Change in accounts receivable - related party                                             (2,387)
        Change in investments                                               (1,800,000)                          (1,800,000)
        Change in other assets                                (268,000)       (340,294)         (268,000)          (340,294)
        Change in accounts payable - related party                                                19,087
        Change in accounts payable                              29,501           9,031           (79,710)             9,031
                                                         ------------------------------   ---------------   ----------------
NET CASH (USED) BY OPERATING ACTIVITIES:                      (258,239)     (2,155,025)         (259,886)        (2,155,025)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of equipment
                                                         ------------------------------   ---------------   ----------------
NET CASH (USED) BY INVESTING ACTIVITIES:                             0               0                 0                  0

CASH FLOWS FROM FINANCING ACTIVITIES:
    Sale of stock                                                            1,931,100                            1,931,100
    Proceeds from issuance of note payable                     268,000         325,000           268,000            325,000
    Payment on debt
                                                         ------------------------------   ---------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      268,000       2,256,100           268,000          2,256,100

NET INCREASE IN CASH                                            $9,761        $101,075            $8,114           $101,075

CASH, BEGINNING OF PERIOD                                         (710)                              937                  0
                                                         ------------------------------   ---------------   ----------------

CASH, END OF PERIOD                                             $9,051        $101,075            $9,051           $101,075
                                                         ==============================   ===============   ================




                               HOMEGATE CRPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001






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

                               HOMEGATE CRPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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


NOTE B - ACCOUNTS  RECEIVABLE - RELATED PARTY:
----------------------------------------------
The Company's primary customer is a related party.



NOTE C - NOTE RECEIVABLE:
-------------------------
The $268,000 note receivable pays $1,000 each Monday and started July 23, 2001 for thirty weeks and then pays $2,000 each Monday thereafter until the note is paid in full. No interest is attached to the note.

                               HOMEGATE CRPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE D - FURNITURE AND EQUIPMENT:
---------------------------------

Furniture and equipment is stated at cost and consists of the following:

         Office furniture                       $3,554
         Allowance for depreciation               (567)
                                               --------
                  Total                         $2,987
                                                =======

Depreciation has been provided by the straight-line method over each asset's estimated useful life of five years.


NOTE E - COMMON STOCK:
----------------------

Common Stock:
-------------
The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At Jun e30, 2001 and December 31, 2000, there were 9,292,888 and 8,220,088 shares
outstanding   respectively.   The  Company  has  not  paid  a  dividend  to  its
shareholders.


NOTE F - INCOME TAXES:
----------------------

The Company has a net loss carryover of approximately $1,953,510 that is available to offset its future income tax liability.

No deferred tax asset has been recognized for the loss carryover as it is more likely than not that all or a portion of the net loss will not be realized and any valuation allowance would reduce the benefit to zero. The loss expires in 2020.

The components of the provision (benefit) for income taxes included in the financial statements as of December 31, 2000 are as follows:
         Deferred tax assets:
         Net loss carryover                                  $ (1,953,510)
         Valuation allowance                                    1,953,510
                                                             -------------
         Total deferred income tax assets                              -0-
         Total deferred income tax liabilities                         -0-
                                                             -------------
         Net deferred income tax assets                      $         -0-
                                                             =============

                               HOMEGATE CRPORATION
                       (Formally Spartan Oil Corporation)

                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001


NOTE G - OTHER EXPENSE:
-----------------------

In the fiscal year of 2000, the Company acquired 2,000,000 common shares of stock of a related party in the merger on July 1, 2000. The common shares were considered as trading securities.

By December 31, 2000, the value of the common shares was zero and accordingly, the Company recorded a $1,800,000 write off in its statement of operations.


NOTE H - EXTRAORDINARY LOSSES:
------------------------------

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


NOTE I - GOING CONCERN:
-----------------------

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

The cash position of the Company increased during the second quarter going from a negative $710 at the beginning of the quarter to $9,051 at the end of the quarter. Although the Company's liquid position declined a little from the $8,036 to a negative $27,776, the Company feels that it is in much better financial state since it purchased a note receivable in exchange for stock, thereby giving it a monthly cash flow which will help it cover the expenses of soliciting new hotel management contracts and general operating costs. The Company believes that the increase in its equity position from a negative $4,871 at the beginning of the quarter to a positive $243,211 at the end of the quarter will provide it with the financial position to better attract potential customers.

The increase in equity is due to the purchase of a $268,000 note which pays $1,000 each Monday starting July 23, 2001 for thirty weeks and then pays $2,000 each Monday thereafter until the note is paid in full. No interest is attached to the note.

The Company is in negotiations to add four or more hotels to management contracts. The Company expects these contracts to finalized in the late third quarter or early fourth quarter.

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



                                               HomeGate Corporation
                                               ---------------------------------
                                                (Registrant)


                                               BY: /s/  Gary W. Bell
                                                  ------------------------------
                                                        Gary W. Bell
                                               Its: President

DATE:             August 10, 2001
                  Dallas, Texas