Form 10QSB
period 2001-09-30
HOMEGATE CORP
filed 2001-12-19
CIK 828940

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                 ---------------


                                   FORM 10-QSB
                                 ---------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the quarterly period ended: September 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                        Commission File Number: 33-19961


                              HOMEGATE CORPORATION
             (Exact name of registrant as specified in its charter)


       Delaware                                     75-2224650
 (State or other jurisdiction of          (IRS Employer identification No.)
  incorporation or organization)


                          6060 North Central Expressway
                                Suite 560, No. 9
                               Dallas, Texas 75206
          (Address of principal executive offices, including zip code)


                                 (214) 800-2842
              (Registrant's telephone number, including area code)

                                  -------------


         Securities registered under Section 12(b) of the Exchange Act:

                         Common Stock, $0.001 par value



     Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of September 30, 2001, there were 8,305,888 shares of Common Stock outstanding.

                              HOMEGATE CORPORATION
                              INDEX TO FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001


Part I - Financial Information                                              Page
                                                                            ----

  Item 1.  Financial Statements

  Balance Sheet - September 30, 2001 (unaudited)
   and December 31, 2000...................................................    3

  Statement of Operations - For the Three months Ended
   September 30, 2001 (unaudited) and September 30, 2000 (unaudited).          4

  Statement of Stockholders' Equity - For the Three months
   Ended September 30, 2001 (unaudited)....................................    4

  Statements of Cash Flow - For the Three months
   Ended September 30, 2001 (unaudited) and September 30, 2000 (unaudited).    5

  Notes to Unaudited Financial Statements..................................  6-9

  Item 2.  Management's Discussion and Analysis of
       Financial Condition and Results of Operations.......................    9


Part II - Other Information

  Item 1.  Legal Proceedings...............................................   10

  Item 2.  Changes in Securities...........................................   10

  Item 3.  Defaults Upon Senior Securities.................................   10

  Item 4.  Submission of Matters to a Vote of Security Holders.............   10

  Item 5.  Other Information...............................................   10

  Item 6.  Exhibits and Reports on Form 8-K................................   10


  Signatures................................................................  11

                              HOMEGATE CORPORATION

                                 BALANCE SHEET



                                                                 Sept. 30                       Dec. 31
                                                                   2001                           2000
CURRENT ASSETS
  Cash                                                        $           -                  $        937
  Accounts receivable - related party                                 2,387                        60,000
                                                              --------------                 ------------

       Total current assets                                           2,387                        60,937

PROPERTY
  Furniture and equipment (net)                                       2,809                         3,343
                                                              -------------                  ------------

       Total property                                                 2,809                         3,343

OTHER ASSETS
  Vehicles                                                           60,000                             -
  Note receivable                                                   263,646                             -
                                                              -------------                  ------------

       Total other assets                                           323,646                             -


TOTAL ASSETS                                                  $     328,842                  $     64,280
                                                              =============                  ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                            $       8,599                  $          -
  Accounts payable - related party                                   19,086                        99,837
  Bank overdraft                                                      1,990                             -
                                                              -------------                  ------------

       Total current liabilities                                     29,675                        99,837


LONG TERM LIABILITIES
  Long term note - related party                              $      11,600                  $          -
  Long term note - Ford Motor Credit                                 48,400                             -
                                                              -------------                  ------------

       Total long term liabilities                                   60,000                             -


TOTAL LIABILITIES                                             $      89,675                  $     99,837


STOCKHOLDERS' EQUITY
  Common stock - $0.001 par value; 50,000,000 shares
    authorized; 8,305,888 shares issued and outstanding       $       8,306                  $      8,221
  Additional paid-in capital                                      1,928,915                     1,920,500
  Accumulated (deficit)                                          (1,698,054)                   (1,964,278)
                                                              --------------                 -------------

       Total stockholders' equity                                   239,167                       (35,557)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $     328,842                  $     64,280
                                                              ==============                 =============





See accompanying notes.

                              HOMEGATE CORPORATION

                            STATEMENT OF OPERATIONS


                                                                           Three months ended
                                                                 Sept. 30,                      Sept. 30,
                                                                   2001                           2000
REVENUES                                                        $         0                  $     141,503

OPERATING EXPENSES
  Depreciation and amortization                                 $       356                  $       9,028
  Interest expense                                                        0                          6,893
  General and administrative                                         12,366                        208,349
                                                                -----------                  --------------

       Total operating expenses                                      12,722                        224,270
                                                                -----------                  --------------

Operating Income                                                    (12,722)                       (82,767)

Federal income tax benefit                                                0                         13,655
                                                                -----------                  --------------

NET LOSS                                                        $   (12,722)                 $     (69,112)
                                                                ============                 ==============


NET LOSS PER COMMON SHARE
AND COMMON SHARE EQUIVALENT SHARE-BASED
DILUTED                                                         $         0                  $       (0.01)

Weighted Average Common and Common Equivalent Shares              8,154,308                      8,154,308


See accompanying notes.







                              HOMEGATE CORPORATION

                      STATEMENT OF STOCKHOLDERS' (DEFICIT)
                     Three months ended September 30, 2001


                                                                           Additional
                                              Common Stock                   Paid-In            Accumulated           Shareholders'
                                       Shares             Amount             Capital             (Deficit)              Equity
BALANCES,
December 31, 2000 (deficit)           8,220,888          $    8,221       $ 1,920,500           $<1,964,278>           $    <35,557>


BALANCES,
 September 30, 2001 (deficit)         8,305,888          $    8,306       $ 1,928,915           $<1,698,054>           $    239,167



See accompanying notes.

                              HOMEGATE CORPORATION

                            STATEMENT OF CASH FLOWS




                                                                                          Three months ended
                                                                                  Sept. 30,                  Sept. 30,
                                                                                    2001                       2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                                     $     (12,722)            $    (69,112)
Adjustments for items not requiring cash:
  Depreciation and amortization                                                          356                    9,028
Adjustments to reconcile net loss to net
  cash (used) by operating activities:
    Paid in capital/deficit in conjunction with
      HMGT Management Corporation merger                                                   0                  (10,833)
    Common stock issued for services                                                   8,500                        0
    Increase in accounts receivable                                                        0                  (23,680)
    Increase (decrease) in current liabilities                                        (9,051)                  62,725
    Increase in other assets                                                         (55,646)                   2,141
                                                                               --------------            -------------

NET CASH (USED) BY OPERATING ACTIVITIES:                                             (69,051)                  (29,731)

CASH FLOWS FROM INVESTING ACTIVITIES:                                                      0                        0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease (decrease) in notes payable                                                60,000                  (60,000)
  Sale of common stock                                                                     0                        0
                                                                               -------------             -------------

NET INCREASE IN CASH                                                                  (9,051)                 (89,731)

CASH, BEGINNING OF PERIOD                                                              9,051                  101,075
                                                                               --------------            -------------

CASH, END OF PERIOD                                                            $           0             $     11,344
                                                                               ==============            =============



See accompanying notes.

                              HOMEGATE CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------

History:

The Company was formed on January 5, 1988, as a Delaware corporation under the name Oliver Owen Corporation. The Company was organized for the purpose of seeking, investigating, and, if such investigation warrants, acquiring assets, properties, and businesses and to engage in any substantial business opportunities. In October 1988 the company changed its name to Spartan Oil Corporation.

In 2000, the Company authorized a 1 for 6 reverse split of its common shares.

In 2000, the Company merged with HMGT Management Corporation (HMGT), a newly formed private corporation, domiciled in the state of Delaware. HMGT is in the business of hotel management.

In 2000, the Company changed its name to Homegate Corporation.

Basis of Presentation:
---------------------

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

Revenue Recognition:
-------------------

Revenues are recorded as income in the period the management fees are earned and expenses are recognized in the period in which the related liability is incurred.

Customer Concentration:
----------------------

Historically, the majority of the hotels managed by the Company have the same owners. Although the Company is widening its customer base, this concentration could adversely affect the Company.

Use of Estimates:
----------------

In order to prepare financial statements in conformity with accounting principals generally accepted in the United States, management must make estimates, judgments, and assumptions that affect the amounts reported in the financial statements and determine whether contingent assets and liabilities, if any, are disclosed in the financial statements. The ultimate resolution of issues requiring these estimates and assumptions could differ significantly from the resolution currently anticipated by management and on which the financial statements are based.

Cash and Cash Equivalents:
-------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

                              HOMEGATE CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


NOTE A - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
--------------------------------------------------------------------------------

Property and Equipment:
----------------------

Property and equipment is carried at cost. Depreciation is provided by the straight-line method over each asset's estimated useful life. Upon retirement or disposal, the asset cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the determination of net income.

Long-Lived Assets:
-----------------

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, the Company records impairment losses when events and circumstances indicate that the assets might be impaired and the undiscounted projected cash flows associated with those assets are less than the carrying amounts of those assets. Impairment loss on a long-lived asset is measured based on the excess of the carrying amount of the asset over the asset's fair value, generally determined based upon discounted estimates of future cash flows.

Net Loss per Common Share:
-------------------------

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since the Company has no potentially dilutive securities and because of the Company's net loss.

Income Tax:
----------

The Company is subject to the greater of federal income taxes computed under the regular system or the alternative minimum tax system. The Company uses an asset and liability approach for the accounting and financial reporting of income tax as required by SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on temporary differences between the financial carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be "more likely than not" realized in future returns.


NOTE B - ACCOUNTS  RECEIVABLE - RELATED PARTY:
---------------------------------------------

The Company's primary customer is a related party.


NOTE C - NOTE RECEIVABLE:
------------------------

The $268,000 note receivable pays $1,000 each Monday and started July 23, 2001 for thirty weeks and then pays $2,000 each Monday thereafter until the note is paid in full. No interest is attached to the note.

                              HOMEGATE CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


NOTE D - FURNITURE AND EQUIPMENT:
--------------------------------

Furniture and equipment is stated at cost and consists of the following:

         Office furniture                       $3,554
         Allowance for depreciation               (745)
                                               --------
                  Total                         $2,809
                                                =======

Depreciation has been provided by the straight-line method over each asset's estimated useful life of five years.


NOTE E - COMMON STOCK:
---------------------

Common Stock:
------------

The Company is authorized to issue 50,000,000 common shares of stock at a par value of $0.001 per share. These shares have full voting rights. At September 30, 2001 and December 31, 2000, there were 8,305,888 and 8,220,088 shares outstanding respectively. The Company has not paid a dividend to its shareholders.


NOTE F - INCOME TAXES:
---------------------

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
                                                             =============

                              HOMEGATE CORPORATION


                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2001


NOTE G - OTHER EXPENSE:
----------------------

In the fiscal year of 2000, the Company acquired 2,000,000 common shares of stock of a related party in the merger on July 1, 2000. The common shares were considered as trading securities.

By December 31, 2000, the value of the common shares was zero and accordingly, the Company recorded a $1,800,000 write off in its statement of operations.


NOTE H - EXTRAORDINARY LOSSES:
-----------------------------

In the fiscal year of 2000, the Company acquired a trademark valued at $315,972 and executed a related note payable for the trademark for $325,000 in the merger on July 1, 2000. As a result of the merger, the excess of purchase price over the fair value for all net assets created goodwill in the amount of $7,200.

During the year of 2000, the Company agreed that the trademark had no value and negotiated the forgiveness of the related note payable. The company had made payments on the note in the amount of $75,000 and had recorded amortization expense in the amount of $19,861. The Company removed the asset and its related accumulated amortization and related note payable and recorded a $55,139 write off in its statement of operations.

As the result of the write off of the trading securities and the write off of the trademark, the Company agreed that the goodwill had no value and recorded a $7,200 write off in its statement of operations.


NOTE I - GOING CONCERN:
----------------------

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




Item 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.


Results of Operations
---------------------

HMGT was incorporated in the State of Delaware on February 25, 2000 under the name of HMGT Management Corporation. On July 6, 2000, HMGT merged into the Company, then named Spartan Oil Corporation. This transaction was accounted for as a reverse merger. On August 1, 2000, the Company changed its name to HomeGate Corporation.

The company manages hotels but currently has no hotels under management contract. The Company had as many as ten under management contracts until the owners of those hotels encountered financial problems and lost ownership of the hotels. The Company continues to pursue hotel management contracts and believes that it will secure some in the near future.

The cash position of the Company decreased during the third quarter, going from $9,051 at the beginning of the quarter to $-0- at the end of the quarter. Although the Company's liquid position has recently declined, the Company's management believes that the Company is in a better financial state than it was in the first quarter since it sold an asset producing no revenue for a note receivable which gives the Company a monthly cash flow. This monthly cash flow will help the Company cover the expenses of soliciting new hotel management contracts and general operating costs. The Company believes that the increase in its equity position from a negative $35,557 at the beginning of the quarter to a positive $239,167 at the end of the quarter will provide it with the financial position to better attract potential customers.

The increase in equity is due to the purchase of a $268,000 note which pays $1,000 each Monday starting July 23, 2001 for thirty weeks and then pays $2,000 each Monday thereafter until the note is paid in full. No interest is attached to the note.

The Company currently in negotiations with several hotel owners to manage their hotels. The Company expects these contracts to be finalized in the first quarter of calendar year 2002.





PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

     The Company is not involved in any legal proceedings.

Item 2. Changes in Securities.

     Registrant has made no changes in its securities.

Item 3. Defaults Upon Senior Securities.

     Registrant has no senior securities and, accordingly, no defaults.

Item 4. Submission of Matters to a Vote of Security Holders.

         None.

Item 5. Other Information.

         None.

Item 6. Exhibits and Reports on Form 8-K.

         None.

                              HOMEGATE CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HOMEGATE CORPORATION
                                                 (Registrant)



                  Date: 12-13-01              By:  /s/ Gary W. Bell
                                                 ------------------
                                                       Gary W. Bell, President