Form 10KSB
period 2001-12-31
HOMEGATE CORP
filed 2002-04-01
CIK 828940

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2001

[  ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES  EXCHANGE
     ACT OF 1934

                  For the transition period from _____ to _____.

                       Commission file number: (33-19961)

                         Covenant Financial Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                  01-0623010
-----------------------                                   ----------------------
(State of Incorporation)                                       (Tax ID No.)

          6060 N. Central Expressway, Suite 560 #7, Dallas, Texas 75206
          -------------------------------------------------------------
               (Address of principal executive offices)(ZIP code)

Registrant's telephone number, including area code: 214-800-2842

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the past 12 months and (2) has been subject to such filing requirement for the past 90 days.

                            X  YES                   NO
                           ----                  ----
Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 2002:
                                      $ 6,750

Shares of common stock outstanding at December 31, 2001: 850,000

                                    PART I.

ITEM 1 DESCRIPTION OF BUSINESS

The Company was incorporated in the State of Delaware on February 25, 2000 under the name of HMGT Management Corporation. On July 6, 2000, the Company merged with Spartan Oil Corporation which was accounted for as a reverse merger. On August 1, 2000, the Company changed its name to HomeGate Corporation. On March 28, 2002, the Company changed its name to Covenant Financial Corporation.

The Company is in the business of buying real estate properties and plans to manage them as well. As of December 31, 2001, the Company did not own or manage any real estate properties. As of December 31, 2000, the Company had ten (10) hotels under management contracts which paid them four percent (4%) of gross revenue, two percent (2%) of net revenue and a $1,500 accounting fee per month. The Company had as many as ten under management contracts until the owners of many of those hotels had financial problems and lost ownership of the hotels in the fourth quarter and some more into the first quarter of 2001. However, the Company continues to pursue hotel management contracts and believes that it will secure some in the near future.

ITEM 2 DESCRIPTION OF PROPERTY

The Company has no property. The Company maintains its office at 6060 North Central Expressway, Suite 560 #7, Dallas, Texas 75206, which it shares with Hospitality Plus where Keith Newton, a former Company officer and director, serves as an officer, and which is owned by the Wickliffe Trust, of which Charles Wilkerson is the beneficial owner. The Company does not pay any rent for use of such property.

ITEM 3 LEGAL PROCEEDINGS

The Company is not involved in and is not aware of any legal proceedings.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report.

In March 2002, the majority stockholders acted by consent to elect Doug M. Larson, Steve Vandeberg and Dean Grosskopf to serve as Company directors. Also, the Company's majority stockholders consented to the amendment to the Company's Articles of Incorporation to change the name of the Company to Covenant Financial Corporation from Homegate Corporation, effect a 1:10 reverse stock split reauthorizing 50,000,000 shares of common stock with a par value of $.001 per share, and authorized the issuance of 5,000,000 shares of preferred stock with a par value of $.001 per share. The Company's directors elected Doug M. Larson to serve as the Company's President and Jeffrey Heinzen to serve as the Company's Secretary.

                                    PART II.

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     a.   Market Information.

         The Company's stock began trading on the OTC Bulletin Board on February 13, 2002 under the stock symbol HMGT and traded under that symbol until March 28, 2002 when the Company began trading under the symbol CVTF in connection with the Company changing its name from Homegate Corporation to Covenant Financial Corporation.

     b.   Holders.

         There are approximately one hundred (100) shareholders.

     c.   Dividends

     Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

     d.   Warrants

         Registrant has no warrants outstanding.

     e.   Stock Issuances

     The Registrant issued approximately 27,000 shares during the year ended December 31, 2001 to consultants for services rendered.


ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company seeks to purchase real estate properties and manage them as well. At December 31, 2001, the Company did not own or manage any real estate properties. As of December 31, 2000 the Company had ten hotels under management contract. The Company had as many as ten under management contracts until the owners of many of those hotels had financial problems and lost ownership of the hotels in the fourth quarter and some more into the first quarter of 2001.

Comparison of Operating Results For the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

The Company's revenues decreased by $243,830 or 64% from $378,127 for the year ended December 31, 2000 to $134,297 for the year ended December 31, 2001. The decrease in revenues resulted from the loss of management contracts.

General and administrative expenses decreased by $325,234 or 72% from $451,465 for the year ended December 31, 2000 to $126,231 for the year ended December 31, 2001. The decrease in general and administrative expenses was due to the decreased operations of the Company.

For the year ended December 31, 2000, the Company wrote-off an investment of $1,800,000 associated with 2,000,000 shares of Ameri-First Financial Group, Inc. which were acquired by the Company as founders shares and now equal 80,000 shares following a reverse stock split. There were no write-downs during the year ended December 31, 2001.

The Company's income (loss) from operations increased $1,896,865 or 100% from ($1,893,410) for the year ended December 31, 2000 to $3,455 for the year ended December 31, 2001. The change from a loss to net income resulted from the decrease in general and administrative expenses and from the write-off of investment.

For the year ended December 31, 2000, the Company recorded an extraordinary loss on trademark and goodwill in the amount of $62,339. For the year ended December 31, 2001, the Company did not record any extraordinary items.

Net loss per share decreased from $.24 per share inclusive of the extraordinary loss for the year ended December 31, 2000 to $.00 per share for the year ended December 31, 2001.

As of December 31, 2001, the Company had an accumulated deficit of $1,961,169.

Liquidity and Capital Resources

For the year ended December 31, 2001, the Company did not generate cash flow from its operations which exceeding operating costs. As a result, the Company will require additional working capital to develop its business until the Company either achieves a level of revenues adequate to generate sufficient cash flows from operations or obtains additional financing necessary to support its working capital requirements.

As of December 31, 2001, the Company had accounts receivable of $2,387, notes receivable of $12,000 and a working capital deficit of $48,367.

The Company is taking steps to raise equity capital. There can be no assurance that any new capital would be available to the Company or that adequate funds for the Company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the Company. The Company has no commitments from officers, directors or affiliates to provide funding. The failure of the Company to obtain adequate additional financing may require the Company to delay, curtail or scale back some or all of its operations. Any additional financing may involve dilution to the Company's then-existing shareholders.

ITEM 8 CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     In January 2002, the client-auditor relationship between Covenant Financial Corporation, formerly Homegate Corporation (the "Company") and J. S. Osborn, P.C. ("Osborn") ceased as Osborn was dismissed as the Company's auditor.

      To the knowledge of the Company's current Board of Directors, Osborn's report of the financial statements of the Registrant for the year ended December 31, 2000 and any related interim period did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles during the fiscal year ended December 31, 2000 except that the opinion for the year ended December 31, 2000 contained a going concern paragraph.

      During the audit of the Company's financial statements for the year ended December 31, 2000 and any subsequent interim period through the date of dismissal, Osborn did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The Company decided not to reappoint Osborn as its independent accountant.

     The decision to change accountants was approved by the Registrant's Board of Directors; and

     There were no disagreements related to accounting principles or practices auditing scope or procedure during the fiscal year ended December 31, 2000 and the interim period through March 28, 2002.

     On January 15, 2002, the Registrant engaged Malone & Bailey PLLC as its independent accountants for the fiscal year ended December 31, 2001. During the most recent fiscal year and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Malone & Bailey PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey PLLC did not furnish a letter to the Commission.

                                   PART III.

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following persons serve or served as directors and officers of the registrant:

Name                              Age                   Position
----                              ---                   --------
Douglas A. Larson                 56                    President and Director

Steve Vande Berg                  61                    Director

Dean Grosskopf                    52                    Director

Jeffrey Heinzen                   50                    Secretary

Douglas A. Larson has served as the Company's President and Director since March 2002. Mr. Larson received a Bachelor of Science degree from University of Wisconsin - Eau Claire and has completed most of the coursework for a Masters Degree in Public Administration from the University of Minnesota. From April 1979 to present, Mr. Larson has been the owner and operator of Larson Enterprises in Menomonie, Wisconsin. Larson Enterprises specializes in real estate investment. He has a controlling interest in Quality Investments, Inc. and has served as its President since 1992. Quality Investments, Inc. has a focused expertise in real estate acquisition and development. Its portfolio has contained a history of successful turn arounds including residential apartments, commercial strip centers, office buildings, industrial buildings and shopping malls. Mr. Larson currently owns or controls over 45 million dollars of income producing investment real estate.

Steve Vande Berg has served as a Company director since March 2002. Mr. Vande Berg has been associated with the hotel industry since 1968. Upon completion of a Bachelor Degree in Business Administration with a major in Hotel & Restaurant Management from Florida State in 1967 he began working for American Airlines as a Purchasing Controller for food and beverages for in-flight services, airport restaurants, and coffee shops. In 1971 he became co-owner and operator of the Best Western Holiday Manor and recently added a new AmericInn franchised hotel in Menomonie. Mr. Vande Berg has served on the Board of Directors of Best Western International and was Chairman of the Board from 1996 - 1997. He has also served on the Board of Directors of the Wisconsin Innkeepers Association and was Chairman of the Board from 1985 to 1986. Mr. Vande Berg has been an Academic Staff Instructor for the University of Wisconsin - Stout School of Hospitality and Tourism from 1972 to 1987, currently serves as Vice-President of the Stout Foundation and will be its President for the 2003 -2004 year.

Dean Grosskopf has served as a Company director since March 2002. Mr. Grosskopf is a Certified Public Accountant, who upon completion of a Bachelor Degree in Business Administration with a major in accounting from the University of Wisconsin - Milwaukee began working for five years with Grant Thornton Accountants. Mr. Grosskopf became co-owner and President of Excel Management Associates, Inc. serving in that capacity for nearly 20 years. Excel provided management services to 34 regional hotels in seven states. Since 1997 Mr. Grosskopf has been a co-owner and President of Professional Hospitality, LLC. Professional Hospitality has been in business over 20 years providing management services to various franchised hotel management businesses in multi-state locations.

Jeffrey Heinzen has served as Company director since March 2002. Mr. Heinzen completed his Bachelor of Arts degree in 1973 with a major in psychology from the St. John's University, Collegeville, Minnesota, a Certificate of Administration from DePaul University, Chicago, Illinois, and his Master Degree with an emphasis in Vocational Rehabilitation from the University of Wisconsin - Stout. Upon completion of his bachelors degree, Mr. Heinzen began his employment in the hotel industry as a desk manager. From 1977 to 1993 Mr. Heinzen worked in the human services field gaining experience through various management opportunities. In 1993, Mr. Heinzen joined A. J. Heinzen & Associates as a Senior Consultant. Projects included work with Larson Enterprises in the areas of marketing, systems analysis and project management.

ITEM 10 EXECUTIVE COMPENSATION

         The Company paid no compensation to its officers and directors during both calendar year 2000 and 2001.

         The Company has no retirement or stock option or bonus plan.

ITEM 11 SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

         Set forth below is the direct ownership of Registrant's common stock by management and any owner of 5% or more of Registrant's common stock as of March 14, 2002 taking into effect the 1:10 reverse stock split which occurred on March 28, 2002.

Name and address                 Amount of shares
of owner                               owned            Percentage Owned
-------------------              -----------------     ------------------
Doug A. Larson (1)                        0                     *

Steve Vande Berg(1)                       0                     *

Dean Grosskopf(1)                         0                     *

Jeffrey Heinzen(1)                        0                     *

Wilkerson Consulting(2)             715,000                  84.1%
13663 Jupiter, Suite 401
Dallas, Texas 75238

Sean Gallagher                       75,000                   8.8%
5417 Knollridge Drive
Garland, Texas 75043


All Officers and Directors
as a Group (4)                           0                     *

*    Less Than One Percent

(1)  Same business address of the Company.

(2)  Owned by the Wickliffe Trust of whom Charles Wilkerson is an affiliate.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2001, the Company sold management contracts covering three properties to the Wilkerson Group, affiliated with C. Keith Wilkerson II, in consideration for a note receivable in the original amount of $268,000. As of December 31, 2001, $242,654 remained outstanding. The note is non-interest bearing and payable in 44 installments of $1,000 and 112 installments of $2,000. The note is due in July 2014.

During the period ended December 31, 2000, the Company received $378,127 from Amerand and Ameri-First Financial Group, Inc. for management fees. Amerand is owned and controlled by the Wickliffe Trust of which Charles Wilkerson is an affiliate, and Ameri-First Financial Group, Inc. is majority-owned by Wilkerson Consulting of which Charles Wilkerson is an affiliate. The Company paid $77,901 to The Tour Group which is owned by Gary Bell and C. Keith Wilkerson II, former directors and officers of the Company, for general and administrative expenses.

During the year ended December 31, 2001, the Company received $108,951 from Amerand and Ameri-First Financial Group, Inc. for management fees. Amerand is owned and controlled by the Wickliffe Trust of which Charles Wilkerson is an affiliate, and Ameri-First Financial Group, Inc. is majority-owned by Wilkerson Consulting of which Charles Wilkerson is an affiliate. The Company paid $10,100 to The Tour Group which is owned by Gary Bell and C. Keith Wilkerson II, former directors and officers of the Company, for general and administrative expenses.

The Company received advances of $30,687 from Wilkerson Consulting and The Tour Group. Wilkerson Consulting is owned by the Wickliffe Trust of whom Charles Wilkerson is an affiliate, advanced approximately $11,000. The Tour Group which is owned by Gary Bell and C. Keith Wilkerson II advanced approximately $19,000.

The Company utilizes office space from Hospitality Plus of which Keith Newton, a former director and officer of the Company, serves as an officer, and which is owned by the Wickliffe Trust, of whom Charles Wilkerson is an affiliate.

The Company acquired a trademark from Amerand, which is controlled and owned by the Wickliffe Trust, of whom Charles Wilkerson is an affiliate. The trademark was originally valued at $315,972. See Note 11 to the financial statements.

The Company issued approximately 27,000 shares to various consultants for services rendered. Wilkerson Consulting received 19,500 of these shares.

ITEM 13 EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     Report of Independent Public Accountant

     Balance Sheet as of December 31, 2001

     Statement of Operations For the Years Ended December 31, 2000 and December 31, 2001

     Statement of Stockholders' Equity - Period from February 25, 2000 (date of inception) through December 31, 2001

     Statement of Cash Flows For the Years Ended December 31, 2000 and December 31, 2001

     Notes to the Financial Statements

Exhibits

3.3* Certificate of Amendment to Articles of Incorporation

*    Filed herein

(b) No reports on Form 8-K were filed for the Company during the last quarter of the period covered by this report.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Covenant Financial Corporation
                                                  Registrant


                                                  By: /s/ Doug M. Larson
                                                  -----------------------------
                                                         Doug M. Larson
                                                         Its: President

Date:     March 31, 2002

         Pursuant to the requirements to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature                            Title                     Date
----------                          -------                   -------


/s/  Doug M. Larson           President and Director             March 31, 2002
---------------------
   Doug M. Larson

/s/  Steve Vande Berg         Director                           March 31, 2002
---------------------
Steve Vande Berg

/s/ Dean Grosskopf            Director                           March 31, 2002
------------------
Dean Grosskopf

/s/Jeffrey Heinzen            Secretary                          March 31, 2002
------------------
Jeffrey Heinzen

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Homegate Corporation
Dallas, Texas

We have audited the accompanying balance sheet of Homegate Corporation as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2001 and for the period from February 25, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Homegate Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year ended December 31, 2001 and for the period from February 25, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States.


Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


March 18, 2002

                              HOMEGATE CORPORATION
                                  BALANCE SHEET
                                December 31, 2001


                                     ASSETS

Current assets
  Accounts receivable                                                  $ 2,387
  Note receivable - related party                                       12,000
                                                                   ------------
    Total current assets                                                14,387

Property and equipment, net                                             67,690

Note receivable - related party                                        230,654

                                                                   ------------
                                                                      $312,731
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                     $ 8,728
  Advances - related party                                              30,687
  Current portion of notes payable                                      11,339
  Deferred gain                                                         12,000
                                                                   ------------
     Total current liabilities                                           62,754
                                                                   ------------

Notes payable                                                           49,496
Deferred gain                                                          230,654

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value, 50,000,000 shares
  Authorized, 8,448,429 shares issued and outstanding                    8,448
Additional paid in capital                                           1,922,548
Accumulated deficit                                                 (1,961,169)
                                                                   ------------
  Total Stockholders' Equity                                           (30,173)
                                                                   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $312,731
                                                                   ============
                See accompanying summary of accounting policies
                       and notes to financial statements

                              HOMEGATE CORPORATION
                             STATEMENT OF OPERATIONS
                        For the Years Ended December 31,


                                                       2001             2000
                                                   -----------       ----------

Revenues                                        $     134,297      $  378,127

Cost and Expenses:
  General and administrative                          126,231         451,465
  Depreciation and amortization                         4,611          20,072
  Write off of investment                                   -       1,800,000
                                                   -----------    ------------
                                                      130,842       2,271,537
                                                   -----------    ------------

Income (loss) from operations                           3,455       (1,893,410)

Interest expense                                          346           8,529

                                                   -----------    ------------
Net income (loss) before extraordinary item              3,109      (1,901,939)

Extraordinary loss on trademark and goodwill                -          (62,339)

                                                   -----------    ------------
Net income (loss)                               $        3,109 $    (1,964,278)
                                                   ===========    ============

Net income (loss) per share:
  Net loss before extraordinary loss                   $ (0.00)        $ (0.23)
  Extraordinary loss on trademark and goodwill               -           (0.01)
                                                   -----------    ------------
  Net loss basic and diluted                           $ (0.00)        $ (0.24)
                                                   ===========    ============

Weighted average shares outstanding:
  Basic and diluted                                 8,320,009       8,220,888
                                                   ===========    ============


                See accompanying summary of accounting policies
                        and notes to financial statements

                              HOMEGATE CORPORATION
                        STATEMENT OF STOCKHOLDERS' EQUITY
   For the Period from February 25, 2000 (Inception) through December 31, 2001

                                             Common stock
                                                                   Additional
                                       -------------------------     paid        Accumulated
                                        Shares          Amount     in capital      deficit
                                       ----------     ----------  ------------- -------------

Issuance of common stock to founders
for net assets
                                        7,000,000     $   7,000     $ 1,931,000  $          -

Issuance of common stock in
connection with merger with Spartan
Oil Corporation
                                        1,220,888         1,221         (10,500)            -

Net loss                                        -             -               -      (1,964,278)
                                       ------------  ------------  -------------  -------------

Balance,
  December 31, 2000                     8,220,888         8,221       1,920,500      (1,964,278)

Issuance of common stock for services
                                          227,541           227           2,048              -

Net loss                                        -             -               -          3,109
                                       ------------  ------------  -------------  -------------

Balance,
  December 31, 2001                     8,448,429     $   8,448     $ 1,922,548  $   (1,961,169)
                                       ============  ============  =============  =============

                See accompanying summary of accounting policies
                        and notes to financial statements

                              HOMEGATE CORPORATION
                             STATEMENT OF CASH FLOWS
                         For the Years Ended December 31


                                                       Years ended December 31,
                                                       2001             2000
                                                     ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                   $    3,109   $  (1,964,278)
Adjustments to reconcile net deficit to cash used
by operating activities:
Depreciation and amortization                           4,611           20,072
Common stock for services                               2,275
Write off of investment                                     -        1,800,000
Write off of trademark                                      -          250,000
Cancellation of note payable                                -         (250,000)
Extraordinary loss - trademark                              -           55,139
Extraordinary loss - goodwill                               -            7,200
Earnings effect from merger                                 -           (4,143)
Net change in:
  Accounts receivable                                  57,613          (60,000)
  Accounts payable                                     (91,109)         94,401
                                                     ---------   --------------

CASH FLOWS USED IN OPERATING ACTIVITIES                (23,501)        (51,609)
                                                     ---------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                     ---------   --------------
Purchase of equipment                                  (68,958)          (3,554)
                                                     ---------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of stock                                               -          131,100
Advances, net                                          30,687
Proceeds from debt                                     63,004                -
Payment on debt                                         (2,169)        (75,000)
                                                     ---------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES                   91,522           56,100
                                                     ---------   --------------

NET INCREASE (DECREASE) IN CASH                           (937)            937
Cash, beg. of period                                       937               -
                                                     ---------   --------------
Cash, end of period                                 $        - $           937
                                                     =========   ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $     346  $         8,529
  Income taxes paid                                 $       -  $             -

NON-CASH TRANSACTIONS:
  Issuance of common stock for net assets           $       -  $     1,938,000
  Issuance of note receivable for contracts         $ 268,000  $             -

                See accompanying summary of accounting policies
                        and notes to financial statements

                              HOMEGATE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Homegate Corporation fka Spartan Oil Corporation ("Spartan") referred to as the ("Homegate") was incorporated on February 7, 2000 under the laws of the state of Delaware. The Company is in the business of hotel management. Currently, Homegate has no hotels under contract for its management services.

On July 6, 2000, HMGT Corporation ("HMGT") merged with Spartan in a transaction accounted for as a reverse merger of Spartan pursuant to an agreement whereby 100% of the common shares of Spartan were exchanged for 100% of HMGT. At the time of the merger Spartan had 1,220,888 common shares issued and outstanding. In connection with the merger, the name of the company was changed to Homegate Corporation. For accounting purposes, the acquisition has been treated as an acquisition of Spartan and as a recapitalization of Homegate. The historical financial statements presented above include the net liabilities of Spartan. Homegate is the accounting acquirer and the results of its operations and deficit carries over.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Revenue Recognition

Revenues are recorded in the period the management fees are earned and expenses are recognized in the period in which the related liability is incurred.

Customer Concentration

The majority of managed hotels have the same owner. Although Homegate is expanding its customer base, this concentration could have an adverse effect on the operations of the Company.

Long-lived Assets

Property, plant and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. Homegate performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income Taxes

The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Compaq records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

Earnings Per Common Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since the Company has no potentially dilutive securities and because of the Company's net loss.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - NOTE RECEIVABLE - RELATED PARTY

Homegate has a note receivable dated July 25, 2001 in the original amount of $268,000 from the Wilkerson Group, an affiliated group. As of December 31, 2001 $242,654 is outstanding. The note is non-interest bearing, and payable in 44 monthly installments of $1,000 and 112 monthly installments of $2,000. The current portion of the note receivable is $12,000. Homegate acquired the note in exchange for management contracts. Homegate recorded a deferred gain and is records revenue as the installments are received.

NOTE 3 - Property and Equipment

Property and equipment consisted of the following at December 31:

                                                   2001              2000
                                               -------------    ------------
    Office equipment                                $ 3,554         $ 3,554
    Transportation equipment                         68,958               -
                                               -------------    ------------
                                                     72,512           3,554
    Less: Accumulated depreciation                    4,822             211
                                               -------------    ------------
                                                    $67,690         $ 3,343
                                               =============    ============

Depreciation expense totaled $4,611 and $211 in 2001 and 2000, respectively.

NOTE 4 - ADVANCES - RELATED PARTY

Homegate has advances totaling $30,687 due to an affiliated entity owned by a shareholder. The advances are non-interest bearing and are due upon demand.

NOTE 5 - NOTES PAYABLE

Notes payable consists of the following:


                                                                                              2001
                                                                                            ---------

Installment note payable due in monthly installments of $720 including principal and interest, maturing on September 1, 2006, secured by a truck
                                                                                         $     35,847


Installment note payable due in monthly installments of $502 including principal and interest, maturing on September 1, 2006, secured by a truck
                                                                                               24,988
                                                                                             ---------
                                                                                               60,835
Less current portion                                                                           11,339
                                                                                             ---------
                                                                                             $ 49,496
                                                                                             =========

NOTE 6 - SHAREHOLDERS' EQUITY

Common Stock:

In July 2001, Homegate issued 227,541 common shares for a services for $2,275.

NOTE 7 - INCOME TAXES

For the years ended December 31, 2001 and 2000, Homegate has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $184,000 at December 31, 2001, and will expire in the years 2020 through 2021.

Deferred income taxes consist of the following at December 31,:

                                                      2001           2000
                                                  ------------    ------------
    Long-term:
      Deferred tax assets                            $63,000       $ 56,000
      Valuation allowance                            (63,000)       (56,000)
                                                  ------------    ------------
                                                   $       -       $      -
                                                  ============    ============

NOTE 8 - RELATED PARTY TRANSACTIONS

In July 2001, Homegate issued 227,541 common shares for a note receivable to a related entity for $268,000.

During the period ended December 31, 2001 and 2000, Homegate received $108,951 and $378,127 from related parties for management fees and paid $10,100 and $77,901 to related parties for general and administrative expenses during the year.

NOTE 9 WRITE-OFF

The Company acquired 2,000,000 common shares of Ameri-First Financial Group, Inc. as part of the net assets contributed by the founders. The common shares were classified as trading securities.

By December 31, 2000, the value of the common shares was zero and accordingly, Homegate recorded a $1,800,000 write-off in its statement of operations.

NOTE 10 - EXTRAORDINARY LOSS

The Company acquired a trademark valued at $315,972 and a related note payable for $325,000 in July 2000. The excess purchase price over the fair value for the net assets resulted in goodwill.

During the year, the Company determined the trademark had no value and negotiated the forgiveness of the related note payable. The Company made payments on the note in the amount of $75,000 and recorded amortization expense of $19,861. The Company wrote off the asset, accumulated amortization and the note payable and recorded a $55,139 loss.

As the result of the above, Homegate wrote off the remaining goodwill.