Form 10QSB/A
period 2001-06-30
COVENANT FINANCIAL CORP
filed 2002-05-15
CIK 828940

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

(Mark One)

[ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 33-19961


                         COVENANT FINANCIAL CORPORATION
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        75-2224650
---------------------------------               --------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
 incorporation  or  organization)

           6060 North Central Freeway, Suite 560, Dallas, Texas 75206
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 800-2842
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes :    No 9

As of May 14, 2002 there were 869,100 shares of Common Stock of the issuer outstanding.

                               TABLE OF CONTENTS

                           PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

                           PART II OTHER INFORMATION

Item 1     Legal Proceedings                                                7
Item 2     Changes in Securities                                            7
Item 3     Default upon Senior Securities                                   7
Item 4     Submission of Matters to a Vote of Security Holders              7
Item 5     Other Information                                                7
Item 6     Exhibits and Reports on Form 8-K                                 7

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         COVENANT FINANCIAL CORPORATION
                             CONDENSED BALANCE SHEET

                                                            June 30,         December 31,
                                                              2001               2000
                                                         ----------------------------------
                                                          (Unaudited)

ASSETS

Current assets:
  Cash                                                      $    9,051           $    937
  Account receivable - related party                             2,387             60,000
                                                         ----------------  ----------------
    Total current assets                                        11,438             60,937
                                                         ----------------  ----------------

Property and equipment, net                                      2,987              3,343
                                                         ----------------  ----------------
                                                            $   14,425         $   64,280
                                                         ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                          $   20,128           $      -
  Accounts payable - related party                              19,086             99,837
                                                         ----------------  ----------------
    Total current liabilities                                   39,214             99,837
                                                         ----------------  ----------------

Stockholders' equity (deficit):
  Common stock, $0.001, 50,000,000 shares authorized:
  8,220,888 shares issued and outstanding:                       8,221              8,221
  Additional paid-in capital                                 1,920,500          1,920,500
  Accumulated deficit                                        (1,953,510)       (1,964,278)
                                                         ----------------  ----------------
    Total stockholders' equity (deficit)                        (24,789)          (35,557)
                                                         ----------------  ----------------
                                                            $   14,425          $  64,280
                                                         ================  ================

            See accompanying notes to interim condensed consolidated
                             financial statements.

                         COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                  Three months ended
                                                       June 30,                      Six months ended June 30,
                                               2001                2000               2001              2000
                                         ------------------  -----------------   ---------------  ------------------

Revenues                                      $   17,638          $   37,096        $  108,151          $   37,096

Cost and Expenses:
  General and administrative                      37,378              15,233            97,027              15,233
  Depreciation and amortization                      178               9,028               356               9,028
  Write off of investment                                                  -                                     -
                                         ------------------  -----------------   ---------------  ------------------
                                                  37,556              24,261            97,383              24,261
                                         ------------------  -----------------   ---------------  ------------------

Income (loss) from operations                      (19,918)           12,835            10,768              12,835

Interest expense, net                                  -               8,529                 -               8,529

                                         ------------------  -----------------   ---------------  ------------------
Net income (loss)                              $   (19,918)       $    4,306         $  10,768          $    4,306
                                         ==================  =================   ===============  ==================

Basic and diluted income (loss) per
common share                                        $(0.00)            $0.00             $0.00               $0.00
                                         ==================  =================   ===============  ==================

Weighted average shares outstanding             8,220,888          8,220,888         8,220,888           8,220,888
                                         ==================  =================   ===============  ==================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                         COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                           Six months ended June 30,
                                                      -------------------------------------
                                                            2001                2000
                                                      -------------------------------------

Cash flows from operating activities:
  Net income                                              $    10,768          $    4,306
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                 356               9,028
  Changes in operating assets and liabilities
    Accounts receivable                                        57,613              (37,096)
    Other current assets                                            -             (209,194)
    Accounts payable                                          (60,623)              9,031
                                                      -----------------   -----------------
        Net cash used in operating activities                   8,114             (223,925)
                                                      -----------------   -----------------

Cash flows from financing activities:
                                                      -----------------   -----------------
  Proceeds from notes payable                                       -             325,000
                                                      -----------------   -----------------

Net increase (decrease) in cash and cash equivalents            8,114             101,075
Cash and cash equivalents at beginning of period                  937                   -
                                                      -----------------   -----------------
Cash and cash equivalents at end of period                 $    9,051         $   101,075
                                                      =================   =================

Cash paid for:
  Taxes                                                             -                   -
  Interest                                                          -                   -



                         COVENANT FINANCIAL CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2001


Note 1:Presentation

The condensed balance sheet of the Company as of June 30, 2001, the related condensed statements of operations for the three and six months ended June 30, 2001 and 2000 and the statements of cash flows for the six months ended June 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2000 Form 10-KSB.

NOTE 2 - Subsequent Event

The Company has a note receivable dated July 25, 2001 in the original amount of $268,000 from the Wilkerson Group, an affiliated group. The note is non-interest bearing, and payable in 44 monthly installments of $1,000 and 112 monthly installments of $2,000. The Company acquired the note in exchange for management contracts. The Company recorded a deferred gain and records revenue as the installments are received.

Item 2:

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.

This report contains forward looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Factors that may affect future results" in this Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report.

Overview

The Company was incorporated in the State of Delaware on February 25, 2000 under the name of HMGT Management Corporation. On July 6, 2000, the Company merged with Spartan Oil Corporation which was accounted for as a reverse merger. On August 1, 2000, the Company changed its name to HomeGate Corporation. On March 28, 2002, the Company changed its name to Covenant Financial Corporation.

The Company managed hotels and had three hotels under management contracts at June 30, 2001. The Company had as many as ten under management contracts until the owners of many of those hotels had financial problems and lost ownership of the hotels. The Company continues to pursue hotel management contracts and believes that it will secure some in the third quarter.

The Company is in negotiations to acquire three hotels and to have management contracts with these hotels as well.

Comparison of Operating Results

Revenues decreased $19,458 or 52% from $37,096 for the three months ended June 30, 2000 to $17,638 for the three months ended June 30, 2001.

Costs and Expenses increased $22,145 or 145% from $24,261 for the three months ended June 30, 2000 to $37,556 for the three months ended June 30, 2001. The increase was principally due to the increase in general and administrative expenses.

The Company had a net loss of ($19,918) for the three months ended June 30, 2001 compared to net income of $4,306 for the three months ended June 30, 2000.

As of June 30, 2001, the Company had an accumulated deficit of $1,953,510.

Liquidity and Capital Resources

The cash position of the Company increased during the second quarter going from a negative $710 at the beginning of the quarter to $9,051 at the end of the quarter. The Company had a working capital deficit of $27,776 for the three months ended June 30, 2001 which was an improvement over the working capital deficit of $38,900 for the three months ended June 30, 2000.

PART II.  OTHER INFORMATION


Item  1.  Legal Proceedings.

The Company is not involved in any legal proceedings.

Item  2.  Changes in Securities.

Registrant has made no changes in its securities.

Item  3.  Defaults Upon Senior Securities.

Registrant has no senior securities and accordingly no defaults.

Item  4.  Submission of Matters to a Vote of Security Holders.

None

Item  5.     Other Information.

None.

Item 6.      Exhibits and Reports on Form 8-K.

None.


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                    Covenant Financial Corporation
                                    ---------------------------------
                                    (Registrant)


                                    BY: /s/  Douglas A. Larson
                                    ------------------------------
                                    Douglas A. Larson
                                    President

DATE:  May 14, 2002