Form 10QSB/A
period 2001-09-30
COVENANT FINANCIAL CORP
filed 2002-05-15
CIK 828940

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 1

                                   (Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 33-19961



                         COVENANT FINANCIAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        75-2224650
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation  or  organization)

           6060 North Central Freeway, Suite 560, Dallas, Texas 75206
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 800-2842
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                         COVENANT FINANCIAL CORPORATION
                             CONDENSED BALANCE SHEET


                                                           September 30,       December 31,
                                                                2001               2000
                                                          -----------------------------------
                                                            (Unaudited)

ASSETS

Current assets:
  Cash                                                          $       -          $    937
  Account receivable - related party                               2,387             60,000
                                                          -----------------  ----------------
    Total current assets                                           2,387             60,937
                                                          -----------------  ----------------

Property and equipment, net                                       62,809              3,343
Note receivable -related party                                   263,646                  -
                                                          -----------------
                                                             $   328,842         $   64,280
                                                          =================  ================


   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                            $   10,589           $      -
  Accounts payable - related party                                19,086             99,837
  Deferred gain                                                   12,000                  -
                                                          -----------------  ----------------
                                                          -----------------  ----------------
    Total current liabilities                                     41,675             99,837
                                                          -----------------  ----------------

Notes payable                                                     60,000                  -
Deferred gain                                                    251,646                  -

Stockholders' equity (deficit):
  Common stock, $0.001, 50,000,000 shares authorized:
  8,305,888 and 8,220,888 shares issued and outstanding:           8,306              8,221
  Additional paid-in capital                                   1,920,500          1,920,500
  Accumulated deficit                                          (1,953,285)       (1,964,278)
                                                          -----------------  ----------------
    Total stockholders' equity (deficit)                          (24,479)          (35,557)
                                                          -----------------  ----------------
                                                             $   328,842          $  64,280
                                                          =================  ================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                         COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                  Three months ended                     Nine months ended
                                                    September 30,                          September 30,
                                               2001                2000               2001              2000
                                         ------------------  -----------------   ---------------  ------------------

Revenues                                      $    4,354         $   141,503        $  112,505         $   178,599

Cost and Expenses:
  General and administrative                       3,951             208,349           100,978             223,582
  Depreciation and amortization                      178               9,028               534              18,056
  Write off of investment                                                  -                                     -
                                         ------------------  -----------------   ---------------  ------------------
                                                   4,129             217,377           101,512             241,638
                                         ------------------  -----------------   ---------------  ------------------

Income (loss) from operations                         225             (75,874)          10,993              (63,039)

Interest expense, net                                  -               6,893                 -              15,422

                                         ------------------  -----------------   ---------------  ------------------
Net income (loss)                               $     225         $   (82,767)       $  10,993          $   (78,461)
                                         ==================  =================   ===============  ==================

Basic and diluted income (loss) per
common share                                        $0.00              $(0.01)           $0.00               $(0.01)
                                         ==================  =================   ===============  ==================

Weighted average shares outstanding             8,228,605          8,220,888         8,230,229           8,220,888
                                         ==================  =================   ===============  ==================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                         COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                        Nine months ended September 30,
                                                       ------------------------------------
                                                            2001                2000
                                                       ------------------------------------

Cash flows from operating activities:
  Net income                                              $    10,993          $   (78,461)
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                 534              18,056
    Common stock issued for services                               85                   -
  Changes in operating assets and liabilities
    Accounts receivable                                        57,613              (23,680)
    Other current assets                                            -             (232,296)
    Accounts payable                                          (70,162)             62,725
                                                       ----------------   -----------------
        Net cash used in operating activities                     (937)           (253,656)
                                                       ----------------   -----------------

Cash flows from investing activities:
  Capital expenditures                                         (60,000)                 -

Cash flows from financing activities:
  Payments on notes payable                                         -              (60,000)
  Proceeds from notes payable                                  60,000             325,000
                                                       ----------------   -----------------
                                                               60,000             265,000
                                                       ----------------   -----------------

Net increase (decrease) in cash and cash equivalents              (937)            11,344
Cash and cash equivalents at beginning of period                  937                   -
                                                       ----------------   -----------------
Cash and cash equivalents at end of period                   $      -          $   11,344
                                                       ================   =================

Cash paid for:
  Taxes                                                             -                   -
  Interest                                                          -                   -


            See accompanying notes to interim condensed consolidated
                             financial statements.

                         COVENANT FINANCIAL CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2001


Note 1:Presentation

The condensed balance sheet of the Company as of September 30, 2001, the related condensed statements of operations for the three and nine months ended September 30, 2001 and 2000 and the statements of cash flows for the nine months ended September 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB/A should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2000 Form 10-KSB.


NOTE 2 - Note Receivable - Related Party

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Overview

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

Comparison of Operating Results

Revenues decreased $137,149 from $141,503 for the three months ended September 30, 2000 to $4,354 for the three months ended September 30, 2001.

Costs and Expenses decreased from $217,377 for the three months ended September 30, 2000 to $4,129 for the three months ended September 30, 2001. The decrease was principally due to the decrease in general and administrative expenses.

Income from operations was $225 for the three months ended September 30, 2001 as compared to a loss from operations of $(75,874) for the three months ended September 30, 2000.

The Company had net income of $225 for the three months ended September 30, 2001 as compared to a net loss of $(82,767) for the three months ended September 30, 2000.

As of September 30, 2001, the Company had an accumulated deficit of $1,953,285.

Liquidity and Capital Resources

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

We assigned a management contract for a $268,000 note which pays $1,000 each Monday starting July 23, 2001 for thirty weeks and then pays $2,000 each Monday thereafter until the note is paid in full. No interest is attached to the note.

The Company is currently in negotiations to acquire three hotels and to have management contracts with these hotels.

PART II.  OTHER INFORMATION


Item  1.  Legal Proceedings.

The Company is not involved in any legal proceedings.

Item  2.  Changes in Securities.

The Company issued 85,000 shares of common stock for services.

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