Form 10QSB
period 2002-03-31
COVENANT FINANCIAL CORP
filed 2002-05-15
CIK 828940

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 33-19961


                         COVENANT FINANCIAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                        01-0623010
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
 or  organization)

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

                                 Yes :    No 9

As of May 15, 2002 there were 869,100 shares of Common Stock of the issuer outstanding.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                         COVENANT FINANCIAL CORPORATION
                             CONDENSED BALANCE SHEET


                                                          March 31,         December 31,
                                                             2002               2001
                                                        ----------------------------------
                                                         (Unaudited)

ASSETS

Current assets:
  Cash                                                      $    1,107          $      -
  Accounts receivable                                           2,387              2,387
  Note receivable - related party                              12,000             12,000
                                                        ----------------  ----------------
    Total current assets                                       15,494             14,387
                                                        ----------------  ----------------

Property and equipment, net                                    63,505             67,690
Note receivable -related party                                224,654            230,654
                                                        ----------------
                                                          $   303,653         $  312,731
                                                        ================  ================


    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                         $   12,951          $   8,728
  Accounts payable - related party                             30,687             30,687
  Current portion of notes payable                              9,755             11,339
  Deferred gain                                                12,000             12,000
                                                        ----------------  ----------------
                                                        ----------------  ----------------
    Total current liabilities                                  65,393             62,754
                                                        ----------------  ----------------

Notes payable                                                  48,721             49,496
Deferred gain                                                 224,654            230,654

Stockholders' equity (deficit):
  Common stock, $0.001, 50,000,000 shares authorized:
  869,100 and 844,843 shares issued and outstanding:              869                845
  Additional paid-in capital                                1,944,617          1,930,151
  Accumulated deficit                                       (1,980,601)       (1,961,169)
                                                        ----------------  ----------------
    Total stockholders' equity (deficit)                       (35,115)          (30,173)
                                                        ----------------  ----------------
                                                          $   303,653         $  312,731
                                                        ================  ================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                         COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                             Three months ended
                                                                 March 31,
                                                          2002              2001
                                                     ---------------  ------------------

Revenues                                                  $  6,000         $    90,513

Cost and Expenses:
  General and administrative                                20,546              59,649
  Depreciation and amortization                              4,185                 178
                                                     ---------------  ------------------
                                                            24,731              59,827
                                                     ---------------  ------------------

Income (loss) from operations                               (18,731)            30,686

Interest expense, net                                          701                   -

                                                     ---------------  ------------------
Net income (loss)                                        $  (19,432)       $    30,686
                                                     ===============  ==================

Basic and diluted income (loss) per common share             $(0.02)             $0.04
                                                     ===============  ==================

Weighted average shares outstanding                        844,843             822,088
                                                     ===============  ==================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                        COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                               Three months ended March 31,
                                                             -----------------------------------
                                                                 2002                2001
                                                             -----------------------------------

Cash flows from operating activities:
  Net income                                                    $   (19,432)       $    30,686
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                    4,185                 178
    Stock issued for services                                          243
  Changes in operating assets and liabilities
    Accounts receivable                                                  -              57,613
    Accounts payable                                                 18,470            (90,124)
                                                             ---------------   -----------------
        Net cash provided by (used in) operating activities           3,466              (1,647)
                                                             ---------------   -----------------

Cash flows from financing activities:
  Payments on notes payable                                          (2,359)                 -

Net increase (decrease) in cash and cash equivalents                 1,107               (1,647)
Cash and cash equivalents at beginning of period                         -                 937
                                                             ---------------   -----------------
Cash and cash equivalents at end of period                      $    1,107           $     (710)
                                                             ===============   =================

Cash paid for:
  Taxes                                                          $       -            $      -
  Interest                                                       $     701            $      -


            See accompanying notes to interim condensed consolidated
                             financial statements.

                         COVENANT FINANCIAL CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations for the three months ended March 31, 2002 and 2001 and the statements of cash flows for the three months ended March 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

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

NOTE 3 - Reverse Stock Split

In March 2002, the Company effected a 1:10 reverse stock split. Accordingly, all amounts have been restated to reflect the reverse stock split.

NOTE 4 - Expenses Paid By Shareholder

Douglas A. Larson, the Company's President, paid expenses on behalf of the Company totaling $14,247 during the first quarter of 2002. The amount was recorded as additional paid in capital.

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

The Company manages hotels but currently has no hotels under management contract. The Company had as many as ten under management contracts until the owners of those hotels encountered financial problems and lost ownership of the hotels. The Company is currently in negotiations to acquire three hotels and to have management contracts with these hotels and believes that it will secure some in the near future.

Comparison of Operating Results

Revenues decreased $84,513 to $6,000 for the three months ended March 31, 2002 from $90,513 for the three months ended March 31, 2001.

Costs and Expenses decreased to $24,731 for the three months ended March 31, 2002 from $59,827 for the three months ended March 31, 2001. The decrease was principally due to the decrease in general and administrative expenses.

Income (loss) from operations was $(18,731) for the three months ended March 31, 2002 compared to income from operations of $30,686 for the three months ended March 31, 2001.

The Company recorded a net loss of $(19,432) for the three months ended March 31, 2002 compared to net income of $30,686 for the three months ended March 31, 2001.

As of March 31, 2002, the Company had an accumulated deficit of $1,980,601.

Liquidity and Capital Resources

The cash position of the Company increased during the first quarter, going from $0 at the beginning of the quarter to $1,107 at the end of the quarter. Douglas
A. Larson, the Company's President, paid expenses on behalf of the Company totaling $14,247 during the first quarter of 2002. The Company sold an asset producing no revenue for a note receivable which gives the Company a monthly cash flow. This monthly cash flow will help the Company cover the expenses of soliciting new hotel management contracts and general operating costs.

We assigned a management contract for a $268,000 note which pays $1,000 each Monday starting July 23, 2001 for thirty weeks and then pays $2,000 each Monday thereafter until the note is paid in full. No interest is attached to the note.

PART II.  OTHER INFORMATION


Item  1.  Legal Proceedings.

The Company is not involved in any legal proceedings.

Item  2.  Changes in Securities.

During the first quarter of 2002, we issued 27,500 shares to three individuals in consideration for services rendered. The Company believes that the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act as transactions by an Issuer not involving a public offering.

Item  3.  Defaults Upon Senior Securities.

Registrant has no senior securities and accordingly no defaults.

Item  4.  Submission of Matters to a Vote of Security Holders.

None

Item  5.     Other Information.

None.

Item 6.      Exhibits and Reports on Form 8-K.

a)       Exhibits

         None.

         b) Reports on Form 8-K

On April 1, 2002 and April 2, 2002, the Company filed reports on Form 8-K and Form 8-K/A relating to a change in auditors from J.S. Osborn, P.C. to Malone & Bailey, PLLC.


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

DATE:  May 15, 2002