Form 10QSB
period 2002-06-30
COVENANT FINANCIAL CORP
filed 2002-08-14
CIK 828940

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 33-19961


                         COVENANT FINANCIAL CORPORATION
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                                 01-0623010
----------------------------------             ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
 of incorporation or organization)

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

                                Yes: X   No

As of August 14, 2002, there were 869,100 shares of Common Stock of the issuer outstanding.

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                         COVENANT FINANCIAL CORPORATION
                             CONDENSED BALANCE SHEET

                                              June 30,         December 31,
                                                2002               2001
                                           -------------      --------------
                                            (Unaudited)
ASSETS

Current assets:
  Cash                                       $     576          $      -
  Accounts receivable                               -              2,387
  Note receivable - related party              12,000             12,000
                                        ----------------  ----------------
    Total current assets                       12,576             14,387
                                        ----------------  ----------------

Property and equipment, net                    60,505             67,690
Note receivable -related party                218,654            230,654
                                        ----------------  ----------------
                                          $   291,735         $  312,731
                                        ================  ================


     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                         $   12,951         $   8,728
  Accounts payable - related party             30,687            30,687
  Current portion of notes payable              9,903            11,339
  Deferred gain                                12,000            12,000
                                        --------------  ----------------
    Total current liabilities                  65,541            62,754
                                        --------------  ----------------

Notes payable                                  45,873            49,496
Deferred gain                                 218,654           230,654

Stockholders' equity (deficit):
  Common stock, $0.001, 50,000,000
shares authorized: 869,100 and 844,843
shares issued and outstanding:                   869               845
  Additional paid-in capital               1,944,617         1,930,151
  Accumulated deficit                     (1,983,819)       (1,961,169)
                                        --------------  ----------------
    Total stockholders' equity (deficit)     (38,333)          (30,173)
                                        --------------  ----------------
                                        $    291,735        $  312,731
                                        ==============  ================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                         COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three months ended               Six months ended
                                                         June 30,                        June 30,
                                                         -------                        --------
                                                  2002           2001              2002          2001
                                              -----------     ----------        ----------    ----------

Revenues                                     $   6,000        $  17,638         $  12,000    $  108,151

Cost and Expenses:
  General and administrative                     5,518           37,378            26,064       97,027
  Depreciation and amortization                  3,000              178             7,185          356
                                            ------------  ---------------   ---------------  ----------
                                                 8,518           37,556            33,249       97,383
                                            ------------  ---------------   ---------------  ----------

Income (loss) from operations                    (2,518)         (19,918)          (21,249)     10,768

Interest expense, net                              701                -             1,401            -

                                            ------------  ---------------   ---------------  ----------
Net income (loss)                            $   (3,219)      $  (19,918)       $  (22,650)    $ 10,768
                                            ============  ===============   ===============  ==========

Basic and diluted income (loss) per common
share                                            $(0.00)          $(0.02)           $(0.03)       $0.00
                                            ============  ===============   ===============  ==========

Weighted average shares outstanding            869,100          822,088           857,857       822,088
                                            ============  ===============   ===============  ==========

                         COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                                            Six months ended
                                                                                June 30,
                                                                   -------------------------------------
                                                                        2002                2001
                                                                   ------------------------------------

Cash flows from operating activities:
  Net income (loss)                                                    $   (22,650)       $    10,768
    Adjustments to reconcile net income to net cash
      used in operating activities:
    Depreciation and amortization                                           7,185                 356
    Bad debts                                                               2,387                   -
    Stock issued for services                                                 243                   -
  Changes in operating assets and liabilities
    Accounts receivable                                                         -              57,613
    Accounts payable                                                         4,223            (60,623)
                                                                   ----------------   -----------------
        Net cash provided by (used in) operating activities                 (8,612)              8,144
                                                                   ----------------   -----------------

Cash flows from financing activities:
  Payments on notes payable                                                 (5,059)                 -
  Expenses paid by shareholders                                            14,247                   -
                                                                   ----------------   -----------------
                                                                            9,188                   -
                                                                   ----------------   -----------------

Net increase (decrease) in cash and cash equivalents                          576                8,144
Cash and cash equivalents at beginning of period                                -                 937
                                                                   ----------------   -----------------
Cash and cash equivalents at end of period                              $     576          $     9,051
                                                                   ================   =================

Cash paid for:
  Taxes                                                                 $       -            $      -
  Interest                                                              $     701            $      -

                         COVENANT FINANCIAL CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002

Note 1:Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations for the three and six months ended June 30, 2002 and 2001 and the statements of cash flows for the six months ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.


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

The Company manages hotels but currently has no hotels under management contract. The Company had as many as ten under management contracts until the owners of those hotels encountered financial problems and lost ownership of the hotels. The Company is currently in negotiations to acquire hotels and to have management contracts with these hotels and believes that it will secure some in the near future.

Comparison of Operating Results

Revenues decreased $11,638 to $6,000 for the three months ended June 30, 2002 from $17,638 for the three months ended June 30, 2001.

Revenues decreased $96,151 to $12,000 for the six months ended June 30, 2002 from $108,151 for the six months ended June 30, 2001.

Costs and Expenses decreased to $8,518 for the three months ended June 30, 2002 from $37,556 for the three months ended June 30, 2001. The decrease was due to the decrease in general and administrative expenses principally associated with the decrease in salaries and professional fees.

Costs and Expenses decreased to $33,249 for the six months ended June 30, 2002 from $97,383 for the six months ended June 30, 2001. The decrease was due to the decrease in general and administrative expenses principally associated with the decrease in salaries and professional fees.

Loss from operations was $2,518 for the three months ended June 30, 2002 compared to a loss from operations of $19,918 for the three months ended June 30, 2001.

Loss from operations was $21,249 for the six months ended June 30, 2002 compared to an income from operations of $10,768 for the six months ended June 30, 2001.

The Company recorded a net loss of $3,219 for the three months ended June 30, 2002 compared to a net loss of $19,918 for the three months ended June 30, 2001.

The Company recorded a net loss of $22,650 for the six months ended June 30, 2002 compared to a net income of $10,768 for the six months ended June 30, 2001.

As of June 30, 2002, the Company had an accumulated deficit of $1,983,819.

Liquidity and Capital Resources

The cash position of the Company increased during the first quarter, going from $0 at the beginning of the quarter to $576 at the end of the quarter. Douglas A. Larson, the Company's President, paid expenses on behalf of the Company totaling $14,247 during the first quarter of 2002. The Company sold an asset producing no revenue for a note receivable which gives the Company a monthly cash flow. This monthly cash flow will help the Company cover the expenses of soliciting new hotel management contracts and general operating costs.

We assigned a management contract for a $268,000 note which pays $1,000 each Monday starting July 23, 2001 for thirty weeks and then pays $2,000 each Monday thereafter until the note is paid in full. No interest is attached to the note.

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings.

The Company is not involved in any legal proceedings.

Item  2.  Changes in Securities.

None

Item  3.  Defaults Upon Senior Securities.

Registrant has no senior securities and accordingly no defaults.

Item  4.  Submission of Matters to a Vote of Security Holders.

None

Item  5.     Other Information.

None.

Item 6.      Exhibits and Reports on Form 8-K.

a)       Exhibits
         99.1     Certification of Principal Executive Officer

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



                                    Covenant Financial Corporation
                                    ---------------------------------
                                    (Registrant)


                                    BY: /s/  Douglas A. Larson
                                    ------------------------------
                                    Douglas A. Larson
                                    President
DATE:  August 14, 2002