Form 10QSB
period 2002-09-30
COVENANT FINANCIAL CORP
filed 2002-11-14
CIK 828940

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                         Commission File Number 33-19961


                         COVENANT FINANCIAL CORPORATION
                         -------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                      01-0623010
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

           6060 North Central Freeway, Suite 560, Dallas, Texas 75206
           ----------------------------------------------------------
                    (Address of principal executive offices)

                                 (214) 800-2842
                           --------------------------
                           (Issuer's telephone number)

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

                              Yes X    No

As of November 14, 2002 there were 869,100 shares of Common Stock of the issuer outstanding.

                               TABLE OF CONTENTS

                           PART I FINANCIAL STATEMENTS



Item 1     Financial Statements                                             2

Item 2     Management's Discussion and Analysis or Plan of Operation        7

Item 3     Controls and Procedures

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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                         COVENANT FINANCIAL CORPORATION
                             CONDENSED BALANCE SHEET


                                                          September 30,    December 31,
                                                               2002            2001
                                                         --------------   -------------
                                                           (Unaudited)

ASSETS


Current assets:
  Cash                                                     $    519         $     -
  Accounts receivable                                             -           2,387
  Note receivable - related party                            12,000          12,000
                                                         -----------------  -----------
    Total current assets                                     12,519          14,387
                                                         -----------------  -----------

Property and equipment, net                                  57,505          67,690
Note receivable -related party                              218,654         230,654
                                                         -----------------  -----------
                                                          $ 288,678        $312,731
                                                         =================  ===========
      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable                                        $  12,951        $  8,728
  Accounts payable - related party                           30,687          30,687
  Current portion of notes payable                            9,903          11,339
  Deferred gain                                              12,000          12,000
                                                       ----------------  --------------
    Total current liabilities                                65,541          62,754
                                                       ----------------  --------------

Notes payable                                                46,573         49,496
Deferred gain                                               218,654        230,654

Stockholders' equity (deficit):
  Common stock, $0.001, 50,000,000 shares authorized:
  869,100 and 844,843 shares issued and outstanding:            869            845
  Additional paid-in capital                              1,944,617      1,930,151
  Accumulated deficit                                    (1,987,576)    (1,961,169)
                                                       ----------------  --------------
    Total stockholders' equity (deficit)                    (42,090)       (30,173)
                                                       ----------------  --------------
                                                          $ 288,678       $312,731
                                                       ================  ==============

                         COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                Three months ended                Nine months ended
                                                  September 30,                     September 30,
                                             ---------------------------            -------------
                                                2002            2001           2002            2001
                                             -----------      ----------    ---------       ----------

Revenues                                     $      -         $      -      $  12,000     $   108,151

Cost and Expenses:
  General and administrative                        -           12,366         26,121          96,624
  Depreciation and amortization                 3,000              356         10,185             534
                                            -----------  ---------------   ------------  --------------
                                                3,000           12,722         36,306          97,383
                                            -----------  ---------------   ------------  --------------

Income (loss) from operations                  (3,000)         (12,722)       (24,306)         10,993

Interest expense, net                             700                -          2,101               -

                                            -----------  ---------------   ------------  --------------
Net income (loss)                           $  (3,700)      $  (12,722)    $  (26,407)    $    10,993
                                            ===========  ===============   ============  ==============

Basic and diluted income (loss) per common  $   (0.00)          $(0.15)    $    (0.03)    $      0.13
share
                                            ===========  ===============   ============  ==============

Weighted average shares outstanding           869,100           82,208        861,646          82,208
                                            ===========  ===============   ============  ==============


                         COVENANT FINANCIAL CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine months ended
                                                                    September 30,
                                                            ----------------------------
                                                              2002               2001
                                                            ---------         ----------

Cash flows from operating activities:
  Net income (loss)                                         $ (26,407)        $ 10,993
    Adjustments to reconcile net income to net
     cash used in operating
      activities:
    Depreciation and amortization                              10,185              534
    Bad debts                                                   2,387                -
    Stock issued for services                                     243                -
  Changes in operating assets and liabilities
    Accounts receivable                                             -           57,613
    Accounts payable                                            4,923          (70,077)
                                                            -------------   ------------
        Net cash provided by (used in) operating activities    (8,669)            (937)
                                                            -------------   ------------

Cash flows from financing activities:
  Payments on notes payable                                    (5,059)               -
  Expenses paid by shareholders                                14,247                -
                                                            -------------   ------------
                                                                9,188                -
                                                            -------------   ------------

Net increase (decrease) in cash and cash equivalents              519             (937)
Cash and cash equivalents at beginning of period                    -              937
                                                            -------------   ------------
Cash and cash equivalents at end of period                   $    519       $        -
                                                            =============   ============

Cash paid for:
  Taxes                                                      $      -       $        -
  Interest                                                   $  1,400       $        -



                         COVENANT FINANCIAL CORPORATION
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                               September 30, 2002

Note 1:Presentation

The condensed balance sheet of the Company as of September 30, 2002, the related condensed statements of operations for the three and nine months ended September 30, 2002 and 2001 and the statements of cash flows for the nine months ended September 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended September 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2001 Form 10-KSB.

NOTE 2 - Note Receivable - Related Party

The Company has a note receivable dated July 25, 2001 in the original amount of $268,000 from the Wilkerson Group, an affiliated group. The note is non-interest bearing, and payable in 44 monthly installments of $1,000 and 112 monthly installments of $2,000. The Company acquired the note in exchange for management contracts. The Company recorded a deferred gain and records revenue as the installments are received. No payments were received in the 3rd quarter 2002.

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

Comparison of Operating Results

There were no revenues for the three months ended September 30, 2002 and 2001.

Revenues decreased $96,151 to $12,000 for the nine months ended September 30, 2002 from $108,151 for the nine months ended September 30, 2001.

Costs and Expenses decreased to $3,000 for the three months ended September 30, 2002 from $12,722 for the three months ended September 30, 2001. The decrease was principally due to the decrease in general and administrative expenses.

Costs and Expenses decreased to $36,306 for the nine months ended September 30, 2002 from $97,383 for the nine months ended September 30, 2001. The decrease was principally due to the decrease in general and administrative expenses.

Loss from operations was $3,000 for the three months ended September 30, 2002 compared to a loss from operations of $12,722 for the three months ended September 30, 2001.

Loss from operations was $24,306 for the nine months ended September 30, 2002 compared to income from operations of $10,993 for the nine months ended September 30, 2001.

The Company recorded a net loss of $3,700 for the three months ended September 30, 2002 compared to a net loss of $12,722 for the three months ended September 30, 2001.

The Company recorded a net loss of $26,407 for the nine months ended September 30, 2002 compared to net income of $10,993 for the nine months ended September 30, 2001.

As of September 30, 2002, the Company had an accumulated deficit of $1,987,576.

Liquidity and Capital Resources

The cash position of the Company increased during the first quarter, going from $0 at the beginning of the quarter to $519 at the end of the quarter. Douglas A. Larson, the Company's former President, paid expenses on behalf of the Company totaling $14,247 during the first quarter of 2002. The Company sold an asset producing no revenue for a note receivable which gives the Company monthly cash flow. This monthly cash flow will help the Company cover the expenses of soliciting new hotel management contracts and general operating costs. No payments were received in the 3rd quarter 2002.

We assigned a management contract for a $268,000 note which pays $1,000 each Monday starting July 23, 2001 for thirty weeks and then pays $2,000 each Monday thereafter until the note is paid in full. No interest is attached to the note.

ITEM 3.   CONTROLS AND PROCEDURES

Based on the evaluation by Messrs. Gary Bell and Keith D. Newton, the chief executive officer and the principal accounting officer of the Company, of the effectiveness of the Company's disclosure controls and procedures conducted as of a date within 90 days of the filing date of this quarterly report, Messrs. Bell and Newton concluded that, as of the evaluation date, (i) there were no significant deficiencies or material weaknesses of the Company's disclosure controls and procedures, (ii) there were no significant changes in the internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation date, and (iii) no corrective actions were required to be taken.

PART II.  OTHER INFORMATION

Item  1.  Legal Proceedings.

The Company is not involved in any legal proceedings.

Item  2.  Changes in Securities.

None

Item  3.  Defaults Upon Senior Securities.

Registrant has no senior securities and accordingly no defaults.

Item  4.  Submission of Matters to a Vote of Security Holders.

None

Item  5.     Other Information.

In July 2002, Douglas A. Larson, Steve Vande Berg, and Dean Grosskopf resigned as the Company's directors and Douglas A. Larson and Jeffrey Heinzen resigned as the Company's President and Secretary, respectively. Gary Bell, Keith D. Newton, and C. Keith Wilkerson, II became the directors of the Company and they elected Gary Bell to serve as the Company's President and Keith D. Newton to serve as the Company's Treasurer and Secretary.

In January 2002, Douglas A. Larson and Wilkerson Consulting, Inc. entered into an agreement whereby Douglas A. Larson was going to acquire 5,000,000 shares of Company common stock from Wilkerson Consulting, Inc. for $175,000. Douglas A. Larson did not make the full payment to Wilkerson Consulting and the parties entered into an agreement in July 2002 which resulted in Wilkerson Consulting agreeing to transfer 150,000 shares of its stock to Douglas A. Larson.

Item 6.      Exhibits and Reports on Form 8-K.

a)       Exhibits

          99.1 Certification   Pursuant  to  U.S.C.  Section  1350,  as  Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter for which this report is filed.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                    Covenant Financial Corporation
                                    ---------------------------------
                                    (Registrant)


                                    BY: /s/  Gary Bell
                                    ------------------------------
                                    Gary Bell
                                    President
DATE:  November 14, 2002

                             FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
             UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

                                 CERTIFICATION

I, Gary Bell, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Covenant Financial Corporation ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ Gary Bell
                                  Name:  Gary Bell
                                  Title: President

                             FORM OF CERTIFICATION
                       PURSUANT TO RULE 13a-14 AND 15d-14
             UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

CERTIFICATION

I, Keith D. Newton, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Covenant Financial Corporation ;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report (the "Evaluation Date"); and

     (c)  presented  in  this  quarterly   report  our  conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002               /s/ Keith D. Newton
                                Name:  Keith D. Newton
                                Title: Principal Accounting Officer