Form 10KSB
period 2002-12-31
COVENANT FINANCIAL CORP
filed 2003-04-07
CIK 828940

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

     [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 2002

     [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to      .
                                                -------   ------

Commission file number: (33-19961)

                              Covenant Financial Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              01-0623010
-----------------------------------                               ----------
     (State of Incorporation)                                    (Tax ID No.)

1215 E. I-30, Greenville, Texas 75402
--------------------------------------------------------------------------------
               (Address of principal executive offices)(ZIP code)

Registrant's telephone number, including area code: 903-454-7000

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

Aggregate market value of the voting stock held by non-affiliates of the registrant as of April 7, 2003:
                        $531,306

Shares of common stock outstanding at April 7, 2003: 1,069,100

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

The Company was in the business of buying real estate properties and managing them as well. As of December 31, 2002, the Company did not own or manage any real estate properties. In December 2002, the Company transferred all of its assets and the corresponding liabilities to Wilkerson Consulting, Inc., its majority stockholder. As of December 31, 2001, the Company did not own or
manage any real estate properties.   As of December 31, 2000, the Company  had
ten (10) hotels  under  management  contracts  which paid them four percent
(4%) of gross revenue, two percent (2%) of net revenue and a $1,500 accounting fee per month. The Company had as many as ten under management contracts until the owners of many of those hotels had financial problems and lost ownership of the hotels in the fourth quarter and some more into the first quarter of 2001. The Company has no operations and is seeking a merger or acquisition candidate.

ITEM 2            DESCRIPTION OF PROPERTY

The Company has no property. The Company maintains its office at 1215 E. I30, Greenville, Texas 75402, which it shares with Wilkerson Consulting, Inc. The Company does not pay any rent for use of such property.

ITEM 3            LEGAL PROCEEDINGS

The Company is not involved in and is not aware of any legal proceedings.

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report.

In March 2002, the majority stockholders acted by consent to elect Doug M. Larson, Steve Vandeberg and Dean Grosskopf to serve as Company directors. Also, the Company's majority stockholders consented to the amendment to the Company's Articles of Incorporation to change the name of the Company to Covenant Financial Corporation from Homegate Corporation, effect a 1:10 reverse stock split reauthorizing 50,000,000 shares of common stock with a par value of $.001 per share, and authorized the issuance of 5,000,000 shares of preferred stock with a par value of $.001 per share. The Company's directors elected Doug M. Larson to serve as the Company's President and Jeffrey Heinzen to serve as the Company's Secretary. In December 2002, our directors and officers resigned and appointed Gary Bell as President and Director, Keith D. Newton as Secretary, Treasurer and Director, and C. Keith Wilkerson II as Director.

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

     The following table sets forth the quarterly high and low bid prices of the common stock from January 1, 2002 until December 31, 2002. Such prices
represent prices  between  dealers,   do  not  include  retail  mark-ups,
mark-downs  or commissions, and may not represent actual transactions.

                                                    Bid Prices
        Quarter Ended                     High                  Low
        -------------                     ----                 ------

       March 30, 2002                    $5.50                  $0.50
       June 30, 2002                     $0.50                  $0.50
       September 30, 2002                $1.50                  $0.50
       December 31, 2002                 $1.50                  $1.50

         b.       Holders.

         There are approximately one hundred (100) shareholders.

         c.       Dividends

         Registrant has not paid a dividend to the holders of its common stock and does not anticipate paying dividends in the near future.

        d.      Warrants

         Registrant has no warrants outstanding.

e.     Stock Issuances

       The Registrant issued approximately 22,754 shares during the year ended December 31, 2002 to consultants for services rendered.


ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

Overview

The Company sought to purchase real estate properties and manage them as well. At December 31, 2002 and December 31, 2001, the Company did not own or manage any real estate properties. As of December 31, 2000 the Company had ten hotels under management contract. The Company had as many as ten under management contracts until the owners of many of those hotels had financial problems and lost ownership of the hotels in the fourth quarter and some more into the first quarter of 2001.

Comparison of Operating Results For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

The Company's revenues decreased by $122,297 or 91% from $134,297 for the year ended December 31, 2001 to $12,000 for the year ended December 31, 2002. The decrease in revenues resulted from a lack of management fees during 2002.

Costs and expenses decreased by $106,910 or 82% from $130,842 for the year ended December 31, 2001 to $23,932 for the year ended December 31, 2002. The decrease in cost and expenses was principally due to the decrease in general and administrative expenses from the year ended December 31, 2001 of $126,231 to $13,747 for the year ended December 31, 2002.

The Company's income (loss) from operations changed by $17,142 from income of $3,455 for the year ended December 31, 2001 to a loss from operations of ($11,932) for the year ended December 31, 2002. The change is due to the Company's decrease of operations.

Net loss per share increased from $.00 per share for the year ended December 31, 2001 to ($.02) for the year ended December 31, 2002.

 As of December 31, 2002, the Company had an accumulated deficit of $1,975,202.

Liquidity and Capital Resources

For the year ended December 31, 2002, the Company did not generate cash flow from its operations which exceeding operating costs. As a result, the Company has stopped operations and is seeking a merger or acquisition partner.

As of December 31, 2002, the Company had no assets and a working capital deficit of $29,716.

The Company has no commitments from officers, directors or affiliates to provide funding. The Company is seeking a merger or acquisition partner.

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

     On January 15, 2002, the Registrant engaged Malone & Bailey PLLC as its independent accountants for the fiscal year ended December 31, 2001. During the most recent fiscal year and any subsequent interim period prior to engaging Malone & Bailey, the Company did not consult with Malone & Bailey regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item
304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of regulation S-K).
Malone & Bailey PLLC has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Malone & Bailey PLLC did not furnish a letter to the Commission.

PART III.

ITEM 9           DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The following persons serve or served as directors and officers of the registrant:

Name                    Age              Position
----                    ---              --------
Gary Bell               34               President and Director
Keith D. Newton         36               Secretary, Treasurer and Director
C. Keith Wilkerson, II  34               Vice President and Director

Directors are elected to serve until the next annual meeting of the shareholders of the Company or until their successors have been elected and qualified. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. The directors and officers will devote full time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. Gary Bell, Keith D. Newton, C. Keith Wilkerson, II and Charles Wilkerson are related parties.

GARY BELL has served as the President and Director of the Company since December 2002. Mr. Bell has served as the President and Director of Ameri-First Financial Group, Inc. since March 2001. Mr. Bell has served as the Secretary
and Treasurer of Inn-Vestors, Inc. since July 2002.   From May 1998 through June
2001, Mr. Bell served as the President and Chief Executive Officer of Amerand Corporation. From November 1993 through May 1998, Mr. Bell served as the President and Chief Executive Officer of Nature's Landscape, Inc. Mr. Bell is educated in business management and being self-employed for the majority of his working career, he has developed the skills which the Company believes are necessary to analyze an investment and to evaluate its reparation and renovation needs to be a successful asset to the Companys portfolio.

KEITH D. NEWTON has served as the Secretary, Treasurer and Director of the Company since December 2002. Mr. Newton has served as the Secretary, Treasurer and Director of Ameri-First Financial Group, Inc. since March 2001. Mr. Newton has served as the President of Hospitality Plus since April 2000. Mr. Newton has served as the President and Director of Inn-Vestors, Inc. since July 2002. From February 1997 through April 2000, Mr. Newton served as a Sales Manager with Borders. Mr. Newton received his education in business administration and management from McNeese State University, and has experience in retail management including regional representation for fine retailers. Being familiar with budgets and the financial concerns of high volume sales and operations, Mr. Newton has assumed the role of supervising and managing the Companys finances.

C. KEITH WILKERSON, II has served as a Company director since December 2002.
Mr. Wilkerson II has served as Vice President and Director of Ameri-First Financial Group, Inc. since March 2001. Mr. Wilkerson established a company that provides project management services to hotel developers and investors, assisting in high-end hotel construction, renovation, and installation. Mr. Wilkerson is a decorated veteran of the United States Air Force, and has earned a Masters Degree in Educational Administration from Faith Baptist College.
After leaving the armed forces of the United States, the next five years of his work experience were spent teaching and coaching at the collegiate level. Through a series of events Mr. Wilkerson was recruited by two separate hoteliers and has a distinguished operational record in the managing of upscale hotel properties.

No director or officer of the Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently proceeding. No director or officer of the Company is the subject of any legal proceeding involving the Company or the performance of his duties as such director or officer.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than ten percent of a registered class of the Company's equity securities ("10% holders"), to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulation to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely on a review of reports furnished to the Company or written representations from the Company's directors and executive officers during the fiscal year ended December 31, 2002, the Section 16(a) filing requirements applicable to its directors, officers and 10% holders for such year were not complied with.


ITEM 10           EXECUTIVE COMPENSATION

         The Company paid no compensation to its officers and directors during both calendar year 2001 and 2002.

         The Company has no retirement or stock option or bonus plan.


ITEM 11           SECURITY OWNERSHIP OF MANAGEMENT AND BENEFICIAL OWNERS

         Set forth below is the direct ownership of Registrant's common stock by management and any owner of 5% or more of Registrant's common stock as of March 7, 2003 which takes into effect the 1:10 reverse stock split which occurred on March 28, 2002.

Name and address                 Amount of shares      Percentage Owned
of owner                         owned
--------------------------------------------------------------------------------
Gary Bell (1)                            -                     *

Keith D. Newton (1)                      -                     *

C. Keith Wilkerson II                    -                     *

Douglas A. Larson                        143,580               13.4%
2710 Shadypine Lane
Menomonte, WI 54751

Wilkerson Consulting(1), (2)             714,896               66.9%

Sean Gallagher                            75,001                7.0%
5417 Knollridge Drive
Garland, Texas 75043

All Officers and Directors
as a Group (3)                                 0               *

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

The Company utilizes office space from Wilkerson Consulting, Inc. of whom Charles Wilkerson is an affiliate.

The Company acquired a trademark from Amerand, which is controlled and owned by the Wickliffe Trust, of whom Charles Wilkerson is an affiliate.

The Company issued approximately 27,000 shares to various consultants for services rendered. Wilkerson Consulting received 19,500 of these shares.

In January 2002, Douglas A. Larson and Wilkerson Consulting, Inc. entered into an agreement whereby Douglas A. Larson was going to acquire 500,000 shares of Company common stock from Wilkerson Consulting, Inc. for $175,000. Douglas A. Larson did not make the full payment to Wilkerson Consulting and the parties entered into an agreement in July 2002 which resulted in Wilkerson Consulting agreeing to transfer 150,000 shares of its stock to Douglas A. Larson.


In December 2002, the Company transferred all of its assets and the corresponding liabilities to Wilkerson Consulting, Inc., its majority stockholder. Wilkerson Consulting forgave its advances in connection with this transaction and received 150,000 shares of Company common stock pursuant to an S-8 registration statement which was filed in January 2003.


ITEM 13           EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON
                  FORM 8-K

(a)      The following documents are filed as a part of this report:

         Report of Independent Public Accountant

         Balance Sheet as of December 31, 2002

         Statement of Operations For the Years Ended December 31, 2001 and December 31, 2002

         Statement  of  Stockholders'  Equity - Year Ended December 31, 2002

         Statement of Cash Flows For the Years Ended December 31, 2001 and December 31, 2002

         Notes to the Financial Statements

Exhibits
3.3(1)     Certificate of Amendment to Articles of Incorporation
99.1*      Certification of Principal Executive Officer Pursuant to U.S.C.
           Section 1350

* Filed herein
(1) Filed as  Exhibit  3.3 to the  Company's  Form  10-KSB  filed  with the
       Securities   and  Exchange   Commission  on  April 1, 2002,   and
       incorporated herein by reference.


(b) No reports on Form 8-K were filed for the Company during the last quarter of the period covered by this report.

ITEM 14.  EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our President, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(C) and 15-d-14(c) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have Concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us would be made known.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

SIGNATURES.

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  Covenant Financial Corporation
                                                          Registrant


                                                  By:  /s/  Keith D. Newton
                                                  -----------------------------
                                                    Keith D. Newton
                                                  Its: Secretary, Treasurer, and
                                                       Director


Date:     April 7, 2003


         Pursuant to the requirements to the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated.

Signature                            Title                        Date



/s/  Gary Bell             President and Director             April 7, 2003
---------------------
Gary Bell

/s/  Keith D. Newton       Secretary, Treasurer and Director  April 7, 2003
--------------------
Keith D. Newton

/s/ C. Keith Wilkerson II          Director                   April 7, 2003
-------------------------
C. Keith Wilkerson II

Financial Statement



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
  Covenant Financial Corporation (Formerly Homegate Corporation)
  Dallas, Texas

We have audited the accompanying balance sheet of Covenant Financial Corporation (Formerly Homegate Corporation) as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the two years then ended. These financial statements are the responsibility of Covenant's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Covenant Financial Corporation (Formerly Homegate Corporation) as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PLLC
--------------------------
Malone & Bailey, PLLC
Houston, Texas
www.malone-bailey.com


April 4, 2003

                         COVENANT FINANCIAL CORPORATION
                         (FORMERLY HOMEGATE CORPORATION)
                                  BALANCE SHEET
                                DECEMBER 31, 2002

                                     ASSETS

Assets                                                              $  -
                                                                    ====

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $  29,716
                                                               ---------
    Total current liabilities                                     29,716


STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 869,100 shares issued and outstanding                  869
Additional paid in capital                                     1,944,617
Accumulated deficit                                          (1,975,202)
                                                             -----------
  Total Stockholders' Equity (Deficit)                          (29,716)
                                                                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                $  -
                                                                    ====



                 See accompanying summary of accounting policies
                       and notes to financial statements.

                         COVENANT FINANCIAL CORPORATION
                         (FORMERLY HOMEGATE CORPORATION)
                            STATEMENTS OF OPERATIONS
                            YEARS ENDED DECEMBER 31,

                                                          Years Ended
                                                         December 31,
                                                      2002          2001
                                                      ----          ----

Revenues                                         $  12,000    $  134,297

Cost and Expenses:
  General and administrative                        13,747       126,231
  Depreciation and amortization                     10,185         4,611
  Write off of investment                                -             -
                                                    ------        ------
                                                    23,932       130,842
                                                    ------       -------

Income (loss) from operations                      (11,932)        3,455

Interest expense                                    (2,101)         (346)

Net income (loss)                               $  (14,033)     $  3,109
                                                  ==========    ========

Net income (loss) per share:
  Net income (loss) basic and diluted             $  (0.02)        $0.00
                                                   ========        =====

Weighted  average  shares  outstanding:
  Basic and diluted                                863,525       832,001
                                                   ========     ========


                 See accompanying summary of accounting policies
                       and notes to financial statements.




                         COVENANT FINANCIAL CORPORATION
                         (FORMERLY HOMEGATE CORPORATION)
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                          YEARS ENDED DECEMBER 31, 2002

                         Common Stock     Additional
                       ---------------     paid in    Accumulated
                       Shares   Amount     capital      deficit       Total
                       -------  -------  -----------  ------------  ------------
Issuance of common
  stock to founders
  for net assets       700,000  $   700  $1,937,300   $         -   $ 1,938,000

Issuance of common
  stock in connection
  with merger with
  Spartan Oil
  Corporation          122,089      122      (9,401)            -        (9,279)

Net loss                     -        -           -    (1,964,278)   (1,964,278)
                       -------  -------  -----------  ------------  ------------

Balance,
  December 31, 2000    822,089      822   1,927,899    (1,964,278)      (35,557)

Issuance of common
  stock for services    22,754       23       2,252             -         2,275

Net income                   -        -           -         3,109         3,109
                       -------  -------  -----------  ------------  ------------

Balance,
  December 31, 2001    844,843      845   1,930,151    (1,961,169)      (30,173)

Issuance of common
  stock for services    22,754       24         219             -           243

Expense paid by
  shareholder                -        -      14,247             -        14,247

Net loss                     -        -           -       (14,033)      (14,033)
                       -------  -------  -----------  ------------  ------------

Balance,
  December 31, 2002    869,100  $   869  $1,944,617   $(1,975,202)  $   (29,716)
                       =======  =======  ===========  ============  ============


                 See accompanying summary of accounting policies
                       and notes to financial statements.


                         COVENANT FINANCIAL CORPORATION
                         (FORMERLY HOMEGATE CORPORATION)
                            STATEMENTS OF CASH FLOWS
                            YEARS ENDED DECEMBER 31,


                                                        Years ended
                                                        December 31,
                                                      2002       2001
                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                 $(14,033)  $  3,109
Adjustments to reconcile net deficit to cash used
  by operating activities:
    Depreciation and amortization                     10,185      4,611
    Common stock for services                            243      2,275
    Bad debt expense                                   2,387          -
    Expenses paid by shareholder                      14,247          -
    Transfer to Wilkerson Consulting, Inc.             1,728          -
Net change in:
  Accounts receivable                                      -     57,613
  Accounts payable                                     4,223    (91,109)
                                                    ---------  ---------

CASH FLOWS PROVIDED BY (USED IN) OPERATING
  ACTIVITIES                                           5,059    (23,501)
                                                    ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                    -    (68,958)
                                                    ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sale of stock                                            -          -
  Advances, net                                            -     30,687
  Proceeds from debt                                       -     63,004
  Payment on debt                                     (5,059)    (2,169)
                                                    ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES                  (5,059)    91,522
                                                    ---------  ---------

NET DECREASE IN CASH                                       -       (937)
Cash, beg. of period                                       -        937
                                                    ---------  ---------
Cash, end of period                                 $      -   $      -
                                                    =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                     $  2,101   $    346
  Income taxes paid                                 $      -   $      -

NON-CASH TRANSACTIONS:
  Issuance of note receivable for contracts         $      -   $268,000
  Cancellation of advances and transfer of assets   $ 30,687   $      -


                 See accompanying summary of accounting policies
                       and notes to financial statements.

                              HOMEGATE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

Covenant Financial Corporation (Formerly Homegate Corporation) referred to as ("Covenant") was incorporated on February 7, 2000 in Delaware. Covenant has no operations and is looking for a merger or acquisition candidate. In December 2002, Covenant transferred its assets and certain liabilities to its majority shareholder.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Revenue Recognition

Revenues are recorded in the period management fees are earned and expenses are recognized in the period in which the related liability is incurred.

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

Earnings Per Common Share

Basic net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented. Diluted net loss per common share was the same as basic net loss per common share for the period presented since Covenant has no potentially dilutive securities and because of the Covenant's net loss.

Recent Accounting Pronouncements

Covenant does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Covenant's results of operations, financial position or cash flow.

NOTE 2 - TRANSFER OF ASSETS AND LIABILITIES

In December 2002, Covenant transferred all of its assets and the corresponding liabilities to its majority shareholder Wilkerson Consulting, Inc. Covenant recorded a charge of $1,728 in connection with the transaction. Wilkerson Consulting, Inc. forgave its advances in connection with this transaction and will receive 150,000 shares of common stock. Covenant issued the 150,000 shares of common stock in January 2003. Covenant is currently looking for a merger or acquisition candidate.


NOTE 3 - COMMON STOCK

In March 2002, Covenant issued 22,754 common shares for services for $243.

In March 2002, the Board of Directors authorized a reverse stock split of 1 for
10.  The reverse stock split has been applied retroactively to prior periods.

In July 2001, Homegate issued 22,754 common shares for services for $2,275.


NOTE 4 - INCOME TAXES

For the years ended December 31, 2002 and 2001, Covenant incurred a net loss or applied its net operating loss carry-forward and therefore had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $198,000 at December 31, 2002, and will expire in the years 2020 through 2022.

Deferred income taxes consist of the following at December 31:

                             2002              2001
                          --------           --------
Long-term:
  Deferred tax assets     $  67,000         $  63,000
  Valuation allowance       (67,000)          (63,000)
                          ---------         ----------
                              $  -              $  -
                          =========         ==========