Form 10QSB
period 2003-03-31
COVENANT FINANCIAL CORP
filed 2003-05-20
CIK 828940

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


                                   (Mark One)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended March 31, 2003

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT OF 1934

          From the transition period from             to
                                          -----------    -----------

                         Commission File Number 33-19961



                         COVENANT FINANCIAL CORPORATION
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

                               Delaware 01-0623010
                               -------------------
    (State or other jurisdiction of incorporation or organization)(IRS Employer
                               Identification No.)

                       1215 E I30, Greenville, Texas 75402
                       -----------------------------------
                    (Address of principal executive offices)

                                  (903) 454-7000
                                  --------------
                           (Issuer's telephone number)

                                      N/A
                                      ---
     (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes [X]     No [ ]

As of May 20, 2003 there were 1,069,100 shares of Common Stock of the issuer outstanding.

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

                         PART I.  FINANCIAL INFORMATION


                         COVENANT FINANCIAL CORPORATION
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                     ASSETS


Assets                                                      $-
                                                       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                     $    29,716
                                                       ------------
    Total current liabilities                               29,716


STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value, 50,000,000 shares
  authorized, 1,069,100 shares issued and outstanding        1,069
Additional paid in capital                               1,964,417
Accumulated deficit                                     (1,995,202)
                                                       ------------
  Total Stockholders' Deficit                              (29,716)
                                                       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $         -
                                                       ============



              COVENANT FINANCIAL CORPORATION
                 STATEMENTS OF OPERATIONS
                        (UNAUDITED)

                                        Three Months Ended
                                            March 31,
                                      --------------------
                                        2003       2002
                                      ---------  ---------
Revenues                              $      -   $  6,000

Cost and Expenses:
  General and administrative            20,000     20,546
  Depreciation and amortization              -      4,185
                                      ---------  ---------
                                        20,000     24,731
                                      ---------  ---------

Loss from operations                   (20,000)   (18,731)

Interest expense                             -       (346)

Net loss                              $(20,000)  $(19,432)
                                      =========  =========

Net loss per share:
  Net loss basic and diluted          $  (0.02)  $  (0.02)
                                      =========  =========

Weighted average shares outstanding:
  Basic and diluted                    913,484    844,843
                                      =========  =========


                     COVENANT FINANCIAL CORPORATION
                        STATEMENTS OF CASH FLOWS
                             (UNAUDITED)




                                                 Three Months Ended
                                                      March 31,
                                               ---------------------
                                                  2003       2002
                                               ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                      $(20,000)  $(19,432)
Adjustments to reconcile net loss to cash used
  by operating activities:
    Depreciation and amortization                      -      4,185
    Common stock for services                     20,000        243
    Bad debt expense                                   -          -
    Expenses paid by shareholder                       -          -
    Transfer to Wilkerson Consulting, Inc.             -          -
Net change in:
  Accounts receivable                                  -          -
  Accounts payable                                     -     18,470
                                                ---------  ---------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES            -      3,466
                                                ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment on debt                                      -     (2,359)
                                                ---------  ---------

NET INCREASE IN CASH                                   -      1,107
Cash, beg. of period                                   -          -
                                                ---------  ---------
Cash, end of period                             $      -   $  1,107
                                                =========  =========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                 $      -   $    701
  Income taxes paid                             $      -   $      -

                              HOMEGATE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Presentation

The balance sheet of the Company as of March 31, 2003, the related statements of operations for the three months ended March 31, 2003 and 2002 and the statements of cash flows for the three months ended March 31, 2003 and 2002 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Company's December 31, 2002 Form 10-KSB.

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

Comparison of Operating Results

There were no revenues for the three months ended March 31, 2003 compared to revenues of $6,000 for the three months ended March 31, 2002.

Costs and Expenses decreased $4,731 from $24,731 for the three months ended March 31, 2002 to $20,000 for the three months ended March 31, 2003.

Loss from operations increased from $18,731 for the three months ended March 31, 2002 to $$20,000 for the three months ended March 31, 2003.

The Company recorded a net loss of 20,000 for the three months ended March 31, 2003 compared to a net loss of $19,432 for the three months ended March 31, 2002.

As of March 31, 2003, the Company had an accumulated deficit of $1,995,202.


Liquidity and Capital Resources

The Company had $0 cash at March 31, 2003, no current assets and current liabilities of $29,716 related to accounts payable.

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


BY: /s/  Gary Bell
------------------------------
Gary Bell
President
DATE:  May 20, 2003

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

Date: May 20, 2003     /s/ Gary Bell
                      --------------------
                Name:  Gary Bell
                Title: President

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

Date: May 20, 2003     /s/ Keith D. Newton
                       ----------------------------
                Name:  Keith D. Newton
                Title: Principal Accounting Officer

Exhibit 99.1

                                CERTIFICATION OF
                            CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Gary Bell, President, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Covenant Financial Corporation on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Covenant Financial Corporation.


                                        By:/s/ Gary Bell
                                        -------------------------
                                        Name: Gary Bell
                                        Title: President
                                        May 20, 2003




                                CERTIFICATION OF
                          PRINCIPAL FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, D. Keith Newton, Principal Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Covenant Financial Corporation on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Covenant Financial Corporation.



                                        By:/s/ D. Keith Newton
                                        ---------------------
                                        Name:  D. Keith Newton
                                        Title: Principal Financial Officer
May 20, 2003