Form 10QSB
period 2003-06-30
AIR-Q WI-FI CORP
filed 2003-08-20
CIK 828940

============================================
                                   Form 10-QSB
                  ============================================



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _______ to _______.


                  --------------------------------------------
                          Commission File No. 33-19961
                  --------------------------------------------



                             Air-Q Wi-Fi Corporation
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

            Delaware                                    01-0623010
-------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

           5555 Hilton Avenue, Suite 207, Baton Rouge, Louisiana 70808
          ------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (225) 923-1034
                ------------------------------------------------
                (Issuer's telephone number, including area code)



Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

            Class                                   Outstanding as of 8-18-03
------------------------------                   -------------------------------
Common Stock, $.0001 par value                              18,894,204

================================================================================
                         PART I - FINANCIAL INFORMATION
================================================================================



Item 1.  Financial Statements.
--------------------------------------------------------------------------------



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    Air-Q Wi-Fi Corporation and Subsidiaries

                                                                            Page
                                                                            ----
Balance Sheet as of June 30, 2003 (unaudited)                                 3

Statement of Operations for the Period from June 17, 2003
(Inception) Through June 30, 2003 (unaudited)                                 4

Statement of Cash Flows for the Period from June 17, 2003
(Inception) Through June 30, 2003 (unaudited)                                 5

Notes to Financial Statements                                                 6

                    AIR-Q WI-FI CORPORATION AND SUBSIDIARIES

                    (Formerly Covenant Financial Corporation)

                          (A DEVELOPMENT STAGE COMPANY)
         --------------------------------------------------------------

                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)



                                     ASSETS

Current Assets:

      Cash                                                            $ 100,000
                                                                      =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

        Accounts payable                                              $  29,716
                                                                      ---------

STOCKHOLDERS' EQUITY

      Common stock, $.001 par value; 50,000,000 shares                   17,919
      authorized, 17,919,204 shares issued and outstanding

      Additional paid-in capital                                        553,159

      Stockholder subscription receivable                              (400,000)

      Deficit accumulated during the development stage                  (83,300)
                                                                      ---------

                         Total Stockholders' Equity                      87,778
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 100,000
                                                                      =========


The accompanying notes are an integral part of these statements.

                    AIR-Q WI-FI CORPORATION AND SUBSIDIARIES

                    (Formerly Covenant Financial Corporation)

                          (A DEVELOPMENT STAGE COMPANY)
         --------------------------------------------------------------

                             STATEMENT OF OPERATIONS
                      Period from June 17, 2003 (Inception)
                        Through June 30, 2003 (Unaudited)



Operating Expenses:

        General and administrative                                 $      3,300

        Stock issued for services                                        80,000
                                                                   ------------

Net loss                                                           $    (83,300)
                                                                   ============



Net loss per share:

        Basic and diluted                                          $       (.01)
                                                                   ============



Weighted number shares outstanding:

        Basic and diluted                                            15,942,288
                                                                   ============



The accompanying notes are an integral part of these statements.


                    AIR-Q WI-FI CORPORATION AND SUBSIDIARIES

                    (Formerly Covenant Financial Corporation)

                          (A DEVELOPMENT STAGE COMPANY)
         --------------------------------------------------------------

                             STATEMENT OF CASH FLOWS
                      Period from June 17, 2003 (Inception)
                        Through June 30, 2003 (unaudited)

                                                                          Inception
                                                                        through June
                                                                          30, 2003
                                                                        ------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                          $    (83,300)

      Adjustments to reconcile net loss to net cash used in operating activities:

           Stock issued for services                                          80,000

      Changes in assets and liabilities:

           Accounts payable                                                    3,300
                                                                        ------------

               Cash flows provided by (used in) operating activities               0
                                                                        ------------

CASH FLOWS FROM FINANCING ACTIVITIES

      Sale of common stock                                                   100,000
                                                                        ------------

               Cash flows provided by (used in) financing activities         100,000
                                                                        ------------

Net increase in cash                                                         100,000

Cash, beginning of period                                                          0
                                                                        ------------

Cash, end of period                                                     $    100,000
                                                                        ============



Supplemental information:

      Income taxes paid                                                 $          0
                                                                        ============

      Interest paid                                                     $          0
                                                                        ============



NON-CASH FINANCING ACTIVITIES:

      Liabilities assumed in merger                                     $      8,922
                                                                        ============



The accompanying notes are an integral part of these statements.

                    AIR-Q WI-FI CORPORATION AND SUBSIDIARIES

                    (Formerly Covenant Financial Corporation)

                          (A DEVELOPMENT STAGE COMPANY)
         --------------------------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 2003 (Unaudited)



Note 1.  Basis of Presentation
----------------------------------------------------------------

The  accompanying   unaudited  interim  financial   statements  of  Air-Q  Wi-Fi
Corporation ("Air-Q") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the audited financial statements filed with the SEC on Form 8- K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 8-K/A have been omitted.

On June 20, 2003, Covenant Financial Corporation ("Covenant") issued 11,000,000 shares, for 100% of Air-Q Corp. After the merger, Air-Q Corp. stockholders will own approximately 95% of Covenant. For accounting purposes, the merger will be treated as an acquisition of Covenant and a recapitalization of Air-Q. On June 27, 2003, Covenant changed its name to Air-Q Wi-Fi Corporation.

Air-Q Wi-Fi's year end will be December 31.

Recent Accounting Pronouncements
----------------------------------------------------------------

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to
Employees.   Statement  of  Financial   Accounting  Standard  ("FAS")  No.  148,
Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income
(loss) per share to be disclosed in interim financial statements. For the period ended June 30, 2003, Air-Q's pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

Note 2.  Common Stock
----------------------------------------------------------------

On June 20, 2003, Air-Q entered into four securities purchase agreements for a total of 5,000,000 shares of common stock at $.10 per share. As of June 30, 2003, all 5,000,000 shares had been issued, however, only $100,000 had been received. The remaining $400,000 is shown as a reduction of equity at June 30, 2003. As part of the securities purchase agreements, Air-Q issued warrants to acquire 5,000,000 shares of common stock at .$20 per share, 5,000,000 shares of common stock at $.30 per share, 5,000,000 shares of common stock at $.40 and 5,000,000 shares of common stock at $.50 per share. All warrants expire on June 19, 2008.

On June 30, 2003, Air-Q issued 800,000 shares of common stock for services. The services were valued at $.10 per share and recorded as expense during the period ended June 30, 2003.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations.
--------------

Background.
----------------------------------------------------------------

On June 20, 2003, there occurred a change in control of Air-Q Wi-Fi Corporation, formerly Covenant Financial Corporation. Following the change in control transaction, our then-directors resigned and our new board of directors was installed.

Also, on June 20, 2003, pursuant to a stock purchase agreement, we acquired all of the outstanding capital stock of Air-Q Corp., a Nevada corporation ("Air-Q
NV"), by issuing a total of 11,000,000 shares of our common stock to the shareholders of Air-Q NV. Our board of directors did not employ any standard valuation formula or any other standard measure of value.

Change in Business Plan.
----------------------------------------------------------------

     General.
     --------------------------------------------

     We are a start-up business. Our new management has committed all available current and future capital and other resources to the commercial exploitation of our "Wi-Fi" (wireless fidelity) Internet access products (these proprietary products are referred to as our Wi-Fi products). Our first market will be Baton Rouge, Louisiana. Our business plan is based on the marketing of our wireless Internet access services (these services are referred to as our Wi-Fi services) to businesses and residential customers using our Wi-Fi products.

     What is Wi-Fi?
     --------------------------------------------

     The term "Wi-Fi" is short for "wireless fidelity" and refers to an industry standard for wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in unlicensed spectra, such as 2.4 and 5.8 GHz.

Recent Sales of Equity.
----------------------------------------------------------------

On June 20, 2002, we entered into a securities purchase agreement with Douglasdale Capital Ltd., whereby we issued securities for cash in the amount of $125,000. We sold Douglasdale Capital (1) 1,250,000 shares of our common stock,
(2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share.

On June 20, 2002, we entered into a securities purchase agreement with Douglasbank Capital Ltd., whereby we issued securities for cash in the amount of $125,000. We sold Douglasbank Capital (1) 1,250,000 shares of our common stock,
(2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share.

On June 30, 2002, we entered into a securities purchase agreement with Heyer Capital Fund, whereby we issued securities for cash in the amount of $125,000. We sold Heyer Capital (1) 1,250,000 shares of our common stock, (2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share.

On June 30, 2002, we entered into a securities purchase agreement with 1008212 Alberta Ltd., whereby we issued securities for cash in the amount of $125,000. We sold 1008212 Alberta (1) 1,250,000 shares of our common stock, (2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share.

As of June 30, 2003, we had received only $100,000 of the total funds owed under these agreements. As of the date hereof, we had received a total of $140,000 under these agreements. Our management believes that the balance of the funds owed under these agreements will be received during the third quarter of 2003.

Critical Accounting Policies.
----------------------------------------------------------------

There were no material changes to our critical accounting policies during the period ended June 30, 2003.

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. Management bases its estimates and judgments on our historical experience and other relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the historical experience and other factors considered provide a meaningful basis for the accounting policies applied in the preparation of our consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

Results of Operations.
----------------------------------------------------------------

During the period ended June 30, 2003, we did not engage in active business operations. However, since June 30, 2003, we have begun construction of our Baton Rouge Wi-Fi system and expect to have paying customers online during August 2003. Our statement of operations for the third quarter of 2003 will reflect these expected revenues. We currently lack the capital necessary to pursue our full-scale business plan, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

Due to our severe lack of capital, during the period ended June 30, 2003, we issued a total of 800,000 shares of our common stock to consultants in payment of their services. The fair value of the shares issued to consultants is $80,000 and is included in our statement of operations. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The value of the consulting services received by us under each agreement is to be expensed in equal monthly amounts over their respective terms.

Liquidity and Capital Resources.
----------------------------------------------------------------

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are moderately liquid; we believe that we possess enough cash, through the result of recent securities sales, to complete the construction of our Baton Rouge Wi-Fi system and to begin the marketing of our Wi-Fi services there. We have structured our business plan around the funds to be derived from the recent sales of our securities and from the exercise of the warrants issued in connection with such sales of securities. There is no assurance that any of these warrants will be exercise. Our business will be materially adversely affected, should these warrants not be exercised by their holders.

     Our Capital Needs.
     ---------------------------------------------

     Our current level of operations can be maintained for the next year, as we received funds from our recent sales of securities. However, to accomplish our business objectives, we will require at least $2 million. If we are unable to obtain this needed capital, we could be forced to cease our operations. Currently we do not possess enough capital to accomplish our business objectives on a full-scale basis.

Management's Plans Relating to Future Liquidity.
----------------------------------------------------------------

To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $100,000. To accomplish our business objectives, we will require at least $2 million. Our best opportunity for obtaining needed funds is through the exercise of the 20,000,000 outstanding warrants, which, if exercised, would provide a total of $7,000,000. There is no assurance that these warrants will be exercised. We do not currently possess a source of capital on the scale necessary for us to accomplish our business objectives.

Capital Expenditures
----------------------------------------------------------------

Through June 2003, we made only small expenditures for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no capital expenditures.

CERTAIN STATEMENTS CONTAINED IN THIS "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" ARE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 AND ARE, THUS, PROSPECTIVE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. THE MOST SIGNIFICANT OF SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS IS OUR ABILITY TO OBTAIN CAPITAL IN AMOUNTS NECESSARY FOR US TO ACCOMPLISH OUR BUSINESS PLAN.



Item 3. Controls and Procedures
----------------------------------------------------------------

Our Chief Executive Officer and Acting Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of this quarterly report on Form 10-QSB and has concluded that such disclosure controls and procedures are effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. There have not been any significant changes in our internal controls or in other factors that could significantly affect these internal controls subsequent to the date of the evaluation.


================================================================================
                           PART II - OTHER INFORMATION
================================================================================

Item 1.  Legal Proceedings.
----------------------------------------------------------------

We are not currently involved in any legal proceeding.

Item 2.  Changes in Securities.
----------------------------------------------------------------

During the three months ended June 30, 2003, we issued securities as follows:

1. (a) Securities Sold. In June 2003, 11,000,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to David Loflin (9,000,000 shares) and FMF Investments, Ltd. (2,000,000 shares)

     (c) Consideration. Such shares of Common Stock were issued in exchange for all of the outstanding shares of Air-Q Corp., a Nevada corporation.

     (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchasers were sophisticated investors capable of evaluating an investment in the Company.

2. (a) Securities Sold. In June 2003, 1,250,000 shares of Company Common Stock were sold.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were sold to Heyer Capital Fund.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement for $125,000 in cash.

     (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

3. (a) Securities Sold. In June 2003, a total of 5,000,000 common stock purchase warrants of the Company were issued.

     (b) Underwriter or Other Purchasers. Such options were issued to Heyer Capital Fund.

     (c) Consideration. Such warrants were issued pursuant to a securities purchase agreement.

     (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

     (e)  Terms of  Conversion  or Exercise.  Exercise  prices of the  warrants:
          1,250,000 shares at $.20 per share; 1,250,000 shares at $.30 per share; 1,250,000 shares at $.40 per share; and 1,250,000 shares at $.50 per share. All of the warrants are exercisable for a period of five years from issuance.

4. (a) Securities Sold. In June 2003, 1,250,000 shares of Company Common Stock were sold.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were sold to 1008212 Alberta Ltd.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement for $125,000 in cash.

     (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

5. (a) Securities Sold. In June 2003, a total of 5,000,000 common stock purchase warrants of the Company were issued.

     (b) Underwriter or Other Purchasers. Such options were issued to 1008212 Alberta Ltd.

     (c) Consideration. Such warrants were issued pursuant to a securities purchase agreement.

     (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

     (e)  Terms of  Conversion  or Exercise.  Exercise  prices of the  warrants:
          1,250,000 shares at $.20 per share; 1,250,000 shares at $.30 per share; 1,250,000 shares at $.40 per share; and 1,250,000 shares at $.50 per share. All of the warrants are exercisable for a period of five years from issuance.

6. (a) Securities Sold. In June 2003, 1,250,000 shares of Company Common Stock were sold.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were sold to Douglasdale Capital Ltd.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement for $125,000 in cash.

     (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

7. (a) Securities Sold. In June 2003, a total of 5,000,000 common stock purchase warrants of the Company were issued.

     (b)  Underwriter  or  Other   Purchasers.   Such  options  were  issued  to
          Douglasdale Capital Ltd.

     (c) Consideration. Such warrants were issued pursuant to a securities purchase agreement.

     (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

     (e)  Terms of  Conversion  or Exercise.  Exercise  prices of the  warrants:
          1,250,000 shares at $.20 per share; 1,250,000 shares at $.30 per share; 1,250,000 shares at $.40 per share; and 1,250,000 shares at $.50 per share. All of the warrants are exercisable for a period of five years from issuance.

8. (a) Securities Sold. In June 2003, 1,250,000 shares of Company Common Stock were sold.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were sold to Douglasbank Capital Ltd.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a securities purchase agreement for $125,000 in cash.

     (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

9. (a) Securities Sold. In June 2003, a total of 5,000,000 common stock purchase warrants of the Company were issued.

     (b)  Underwriter  or  Other   Purchasers.   Such  options  were  issued  to
          Douglasbank Capital Ltd.

     (c) Consideration. Such warrants were issued pursuant to a securities purchase agreement.

     (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

     (e)  Terms of  Conversion  or Exercise.  Exercise  prices of the  warrants:
          1,250,000 shares at $.20 per share; 1,250,000 shares at $.30 per share; 1,250,000 shares at $.40 per share; and 1,250,000 shares at $.50 per share. All of the warrants are exercisable for a period of five years from issuance.

10. (a) Securities Sold. In June 2003, 300,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Newlan & Newlan, Attorneys at Law.

     (c) Consideration. Such shares of Common Stock were issued pursuant to consulting and legal services agreement and were valued at $30,000.

     (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

11. (a) Securities Sold. In June 2003, 500,000 shares of Company Common Stock were issued.

     (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Peter Rochow.

     (c) Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $50,000. (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.



Item 3.  Defaults upon Senior Securities.
----------------------------------------------------------------

None.



Item 4.  Submission of Matters to a Vote of Security Holders.
----------------------------------------------------------------

None.



Item 5.  Other Information.
----------------------------------------------------------------

None.



Item 6.  Exhibits and Reports on Form 8-K.
----------------------------------------------------------------

(a) Exhibits.
----------------------------------------------------------------

       Exhibit No.                        Description
       -----------  ------------------------------------------------------------

          31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)

          31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b)

          32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

          32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.
----------------------------------------------------------------

During the three months ended June 30, 2003, we filed two Current Reports on Form 8-K, as follows:

     - Date of Event: June 20, 2003, wherein we reported a change in control. This Current Report on Form 8- K, as amended, is incorporated herein by this reference; and

     - Date of Event: June 27, 2003, wherein we reported information pursuant to Regulation FD.


================================================================================
                                   SIGNATURES
================================================================================

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2003                           AIR-Q WI-FI CORPORATION



                                                By: /s/ DAVID LOFLIN
                                                     ---------------------------

                                                    David Loflin

                                                    President and Acting Chief
                                                    Financial Officer [Principal
                                                    Accounting Officer]