Form 10QSB
period 2003-09-30
AIR-Q WI-FI CORP
filed 2003-11-19
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2003
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission File No. 33-19961

Air-Q Wi-Fi Corporation
(Exact Name of Small Business Issuer as Specified in its Charter)
DELAWARE	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5555 Hilton Avenue, Suite 207, Baton Rouge, Louisiana 70808
(Address of Principal Executive Offices, including Zip Code)
(225) 923-1034
(Issuer’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 11-18-03
Common Stock, $.0001 par value	20,236,703


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Air-Q Wi-Fi Corporation and Subsidiaries
Page
Balance Sheet as of September 30, 2003 (unaudited)	3
Statements of Expenses for the Three Months Ended September 30, 2003, and for the Period from June 17, 2003 (Inception), Through September 30, 2003 (unaudited)	4
Statement of Cash Flows for the Period from June 17, 2003 (Inception), Through September 30, 2003 (unaudited)	5
Notes to Financial Statements	6


AIR-Q WI-FI CORPORATION AND SUBSIDIARIES
(Formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET SEPTEMBER 30, 2003 (Unaudited)
ASSETS
Current assets:
Cash	$247,407
Total Current Assets	247,407

Equipment	36,887
Total Assets	$284,294

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,600
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued
Common stock, $.001 par value; 200,000,000 shares authorized, 20,194,204 shares issued and outstanding	20,194
Additional paid-in capital	2,229,134
Deficit accumulated during the development stage	(1,969,634)
Total Stockholders' Equity	279,694
Total Liabilities and Stockholders’ Equity	$284,294

The accompanying notes are an integral part of these statements.


AIR-Q WI-FI CORPORATION AND SUBSIDIARIES
(Formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF EXPENSES Three Months Ended September 30, 2003, and Period from June 17, 2003 (Inception), Through September 30, 2003 (Unaudited)
Three Months Ended September 30	Inception through September 30
Operating Expenses:
General and administrative	$159,084	$162,384
Stock issued for services	1,727,250	1,807,250
Net loss	$(1,886,334)	$(1,969,634)

Net loss per share:
Basic and diluted	$(.14)	$(.10)

Weighted number shares outstanding:
Basic and diluted	13,712,232	19,048,552

The accompanying notes are an integral part of these statements.


AIR-Q WI-FI CORPORATION AND SUBSIDIARIES
(Formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS Period from June 17, 2003 (Inception), Through September 30, 2003 (Unaudited)
Inception through September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,969,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	1,807,250
Changes in assets and liabilities:
Accounts payable, net of amounts assumed in reverse merger	(4,322)
Cash flows used in operating activities	(166,706)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(36,887)
Cash flows used in investing activities	(36,887)
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock, net	451,000
Cash flows provided by financing activities	451,000
Net increase in cash	247,407
Cash, beginning of period	0
Cash, end of period	$247,407

Supplemental information:
Income taxes paid	$0
Interest paid	$0

The accompanying notes are an integral part of these statements.


AIR-Q WI-FI CORPORATION AND SUBSIDIARIES
(Formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS September 30, 2003 (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of Air-Q Wi-Fi Corporation ("Wi-Fi") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the audited financial statements filed with the SEC on Form 8- K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 8-K/A have been omitted.

On June 20, 2003, Wi-Fi, an inactive public corporation then known as “Covenant Financial Corporation”, issued 11,000,000 shares of common stock for all of the outstanding common stock of Air-Q Corp., a private corporation. After the merger, Air-Q Corp. stockholders owned approximately 95% of Wi-Fi. For accounting purposes, the merger will be treated as an acquisition of Wi-Fi and a recapitalization of Air-Q Corp. Air-Q Corp.’s historical financial statements replace Wi-Fi’s in the accompanying financial statements; therefore, no 2002 financial information is presented because Air-Q Corp. was formed on June 17, 2003. In addition, the statements of operations and cash flows for the nine-month period ended September 30, 2002, were not included because the date of inception was June 17, 2003.

On June 27, 2003, Covenant Financial Corporation changed its name to Air-Q Wi-Fi Corporation.
Recent Accounting Pronouncements

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the period ended September 30, 2003, Wi-Fi’s pro forma net loss and net loss per share are equal to the net loss and net loss per share reported herein.

Note 2. Common Stock

In June 2003, Wi-Fi sold 5,000,000 shares of common stock for $.10 per share. Wi-Fi received net proceeds of $450,000 after financing costs of $50,000. As part of the securities purchase agreements, Wi-Fi issued warrants to acquire 5,000,000 shares of common stock at .$20 per share, 5,000,000 shares of common stock at $.30 per share, 5,000,000 shares of common stock at $.40 and 5,000,000 shares of common stock at $.50 per share. These warrants expire in June 2008.

In June 2003, the majority stockholder contributed $1,000 to Wi-Fi.
On June 30, 2003, Wi-Fi issued 800,000 shares of common stock for services. The services were valued at $.10 per share and recorded as expense during the period ended September 30, 2003.

In July and August 2003, Wi-Fi issued 2,275,000 shares of common stock for services. The services were valued using the market price on the date issued, resulting in $1,727,250 in compensation expense. 500,000 shares of the stock valued at $470,000 was issued to the secretary and vice president as an employment bonus to serve as an officer of Wi-Fi without taking cash consideration.

In September 2003, Wi-Fi issued warrants to acquire 1,000,000 shares of common stock at ..$20 per share, 1,000,000 shares of common stock at $.30 per share, 1,000,000 shares of common stock at $.40 and 1,000,000 shares of common stock at $.50 per share. These warrants expire on September 14, 2008. These warrants were issued as a cost of raising the funding obtained during the period ended September 30, 2003. The warrants were valued using “black scholes” and charged against equity as a financing cost, resulting in no change in net equity.

On September 23, 2003, Wi-Fi amended and restated its certificate of incorporation to increase the number of authorized shares of stock to 250,000,000. Wi-Fi is authorized to issue 200,000,000 shares of common and 50,000,000 shares of preferred stock. The board of directors is authorized to determine the designation, preferences and rights of the preferred stock.

Note 3. Employment Agreements

In September 2003, Wi-Fi entered into three-year employment agreements with its president, David Loflin, and vice-president and secretary, Waddell D. Loflin. The annual compensation under these agreements is $150,000 and $100,000 for the president and vice-president, respectively.


FORWARD-LOOKING STATEMENTS

This report by Air-Q Wi-Fi Corporation contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "plan", "forecast" and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

-	Events that deprive us of the services of our president and largest shareholder, David Loflin;
-	Whether or not we can successfully introduce our Wi-Fi Internet access services in our chosen markets;
-	Whether we are able to obtain adequate capital with which to pursue our full business plan; and
-	Other uncertainties, all of which are difficult to predict and many of which are beyond our control.
We do not intend to update forward-looking statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Background.

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

Change in Business Plan.
General.

We are a start-up business. Our new management has committed all available current and future capital and other resources to the commercial exploitation of our "Wi-Fi" (wireless fidelity) Internet access products (these proprietary products are referred to as our Wi-Fi products). Our first market is Baton Rouge, Louisiana. Our business plan is based on the marketing of our wireless Internet access services (these services are referred to as our Wi-Fi services) to businesses and residential customers using our Wi-Fi products.

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

On June 27, 2002, we entered into a securities purchase agreement with Heyer Capital Fund, whereby we issued securities for cash in the amount of $125,000. We sold Heyer Capital (1) 1,250,000 shares of our common stock, (2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share.

On June 27, 2002, we entered into a securities purchase agreement with 1008212 Alberta Ltd., whereby we issued securities for cash in the amount of $125,000. We sold 1008212 Alberta (1) 1,250,000 shares of our common stock, (2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share.

Critical Accounting Policies.
There were no material changes to our critical accounting policies during the period ended September 30, 2003.

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

Results of Operations.

During the period ended September 30, 2003, we did not generate revenues from our business operations. However, since September 30, 2003, we have begun to derive small amounts of revenues from our Baton Rouge Wi-Fi system. Our statement of operations for the fourth quarter of 2003 will reflect these revenues. We currently lack the capital necessary to pursue our full-scale business plan, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

Due to our severe lack of capital, during the period ended September 30, 2003, we issued a total of 3,075,000 shares of our common stock to consultants in payment of their services. The fair value of the shares issued to consultants is $1,807,250 and is included in our statement of expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The full value of the consulting services received by us under each agreement has been expensed.

Liquidity and Capital Resources.

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are moderately liquid; we believe that we possess enough cash, through the result of recent securities sales, to complete the construction of our Baton Rouge Wi-Fi system and to begin the marketing of our Wi-Fi services there, as well as to enter into hotspot development agreements designed to expand our “footprint”. We have structured our business plan around the funds to be derived from the recent sales of our securities and from the exercise of the warrants issued in connection with such sales of securities. There is no assurance that any of these warrants will be exercise. Our business will be materially adversely affected, should these warrants not be exercised by their holders.

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

Management's Plans Relating to Future Liquidity.

To sustain our current level of operations for the next twelve months, we will require additional capital of approximately $100,000. To accomplish our business objectives, we will require at least $2 million. Our best opportunity for obtaining needed funds is through the exercise of the 24,000,000 outstanding warrants, which, if exercised, would provide a total of $7,000,000. There is no assurance that these warrants will be exercised. We do not currently possess a source of capital on the scale necessary for us to accomplish our business objectives.

Capital Expenditures.

Through September 2003, we made only small expenditures for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no capital expenditures.

Item 3. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that such disclosure controls and procedures are effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934.

There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2. Changes in Securities.
During the three months ended September 30, 2003, we issued securities as follows:
1.	(a)	Securities Sold. In July 2003, 400,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Steven Viegas.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $40,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

2.	(a)	Securities Sold. In July 2003, 250,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to B. Edward Haun & Company.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $25,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

3.	(a)	Securities Sold. In July 2003, 500,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Waddell D. Loflin.
	(c)	Consideration. Such shares of Common Stock were issued as a bonus and were valued at $50,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

4.	(a)	Securities Sold. In August 2003, 625,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Camelot Lakes, Ltd.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $468,750.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

5.	(a)	Securities Sold. In August 2003, 500,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Integrity Securities, LLC.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at $375,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

6.	(a)	Securities Sold. In September 2003, a total of 4,000,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such options were issued to Shelter Capital Ltd.
	(c)	Consideration. Such warrants were issued pursuant to a finder’s fee agreement.
(d)

Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

(e)

Terms of Conversion or Exercise. Exercise prices of the warrants: 1,000,000 shares at $.20 per share; 1,000,000 shares at $.30 per share; 1,000,000 shares at $.40 per share; and 1,000,000 shares at $.50 per share. All of the warrants are exercisable for a period of five years from issuance.

Item 3. Defaults upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits.
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K.
During the three months ended September 30, 2003, we two Current Reports on Form 8-K, as follows:
-

Amendment No. 1 to a Current Report on Form 8-K, date of event: June 20, 2003, wherein we reported a change in control, was filed on August 15, 2003; this Current Report on Form 8- K, as amended, is incorporated herein by this reference; and

-

Date of Event: September 26, 2003, wherein we reported an amendment and restatement of our certificate of incorporation and adoption of new bylaws; this Current Report on Form 8- Kis incorporated herein by this reference.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 19, 2003	AIR-Q WI-FI CORPORATION

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer [Principal Accounting Officer]