Form 10KSB
period 2003-12-31
AIR-Q WI-FI CORP
filed 2004-02-24
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2003
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 33-19961
Air-Q Wi-Fi Corporation
(Name of Small Business Issuer in its Charter)
Delaware	01-0623010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
5555 Hilton Avenue, Suite 207, Baton Rouge, Louisiana 70808
(Address of Principal Executive Offices, Including Zip Code)
(225) 923-1034
(Issuer's Telephone Number, Including Area Code)
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $0.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of February 20, 2004, was approximately $30,400,000.
The number of shares outstanding of the issuer's common equity as of February 20, 2004, was 20,384,704 shares of common stock, par value $.001.
Documents Incorporated by Reference: Current Report on Form 8-K, date of event: November 13, 2003.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I
Item 1.	Description of Business
General

We are a start-up business. Our management has committed all available current and future capital and other resources to expanding our “Wi-Fi” (wireless fidelity) Internet access services (these services are referred to as our Wi-Fi services). We currently provide Wi-Fi services to a small number of customers in Baton Rouge, Louisiana, and Phoenix, Arizona.

What is Wireless Internet?

“Wireless Internet” is a relatively new type of communications spectrum designated by the Federal Communications Commission. Wireless Internet access requires a transmission facility connected directly to the Internet and maintained by an Internet service provider (ISP) that broadcasts radio frequencies allowing two-way communications. A user’s wireless modem equipped with an antenna and installed in a stationary computer, a laptop computer or other wireless device, communicates with the transmission facility, thereby permitting the user to transmit data through the ISP’s transmission facility and onto the Internet.

What is Wi-Fi?

There are many wireless Internet system design structures. Our wireless Internet system employs Wi-Fi standard equipment. The term “Wi-Fi” is short for “wireless fidelity” and refers to an industry standard for wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in unlicensed spectra, such as 2.4 and 5.8 Ghz. A Wi-Fi transmission point, the point through which users can access the Internet, is known as a “hotspot”.

Industry Background

Internet access services represent the means by which ISPs interconnect business and consumer users to the Internet's resources. Access services vary from dial-up modem access to high-speed dedicated transmission lines for broadband access by large organizations to wireless Internet access systems, like our Wi-Fi services.

The Wi-Fi hotspot industry is very young and is extremely fragmented. Wi-Fi hotspot coverage is available in limited areas in a limited number of U.S. markets. We are not aware of other Wi-Fi hotspot companies that have “blanketed” a city with Wi-Fi hotspots, as we have begun to do in Baton Rouge and as we intend to do in many of our future markets.

Our Development Strategy

We are attempting to establish, in as short a period of time as possible, as many Wi-Fi hotspots in as many markets as we are able, that is, we are attempting to establish quickly a significant “footprint” of Wi-Fi service. Currently, we are employing two methods to accomplish our objective: (1) securing development partners and (2) internal growth.

Development Partners

We intend to enter into Wi-Fi development agreements with individuals and companies all of the United States. These development partners will secure locations for hotspots, such as restaurants and hotels, install the hotspots and sell the hotspots to us. We will pay for these hotspots with shares of our common stock, cash or a combination thereof. In some instances, we will share future revenues derived by a hotspot with the development partner who sold us the hotspot. This development partner system allows us to control our costs of establishing hotspots.

We currently have three development partners and are negotiating with numerous potential development partners. Our Wi-Fi service in Phoenix, Arizona, is the result of the efforts of our development partner there.

Internal Growth

We also intend to “blanket” certain cities with Wi-Fi coverage, rather than to follow the traditional approach of developing Wi-Fi coverage in very limited areas. By providing Wi-Fi coverage in an entire city, we will be in a position to market our services throughout a market as “mobile”, that is, Wi-Fi service available wherever a customer moves about in his city. In addition to our local business and residential customers in each market, we will derive roaming fees from visitors to our markets who avail themselves of our Wi-Fi services during their visits.

We have begun to establish a Wi-Fi service “blanket” in Baton Rouge, Louisiana. We currently have 20 operating hotspots there, with a total of 100 hotspots planned. Our lack of significant capital during the last quarter of 2003 has slowed our efforts in completing the Baton Rouge system.

How We Provide Wi-Fi Internet Access

We can provide Wi-Fi service by installing a hotspot in a single, discreet location, by installing two or more integrated hotspots in a single location ore by installing a large number of integrated hotspots designed to cover a large geographic area.

Single-Site, Single-Hotspot Service

We can provide our Wi-Fi service in a single, discreet location, such as a restaurant, by installing a single hotspot, including its attendant wire line connection to the Internet, within the premises that will provide radio frequency coverage throughout the premises. Once operating, the hotspot permits numerous (up to approximately 128) users with compatible laptop computers or other wireless devices to access simultaneously the Internet while patronizing the host business. Users are able to access our network by purchasing an account from us, whether it be a daily, weekly or monthly account.

Single-Site, Multiple-Hotspot Service

We can provide our Wi-Fi services in a large single premises, such as a hotel, by installing two or more integrated hotspots within the premises that will, as a local area wireless network, provide radio frequency coverage throughout the premises. Depending on the level of user demand, one or more of the integrated hotspots will be connected directly to the Internet. Once operating, this type of hotspot network permits numerous users to access simultaneously the Internet, while patronizing the host hotel or other property. Users of this type of hotspot network are able to purchase access to our network in the same manner as those users accessing one of our hotspots located in a single, discreet location.

Service for Large Geographic Areas

We can provide our Wi-Fi services over broad geographic areas, such as a residential subdivision, a commercial center or an entire city, as we have begun to do in Baton Rouge. To provide this type of broad coverage, we deploy a large number of hotspots that effectively “blanket” the target coverage area with radio frequencies. Iin this type of Wi-Fi system, we will market our Wi-Fi services in the same manner as other wireless and non-wireless Internet access providers. We will solicit potential business and residential customers to establish ongoing yearly or monthly accounts. Also, as with our single-premises Wi-Fi service, visitors to our areas of broad coverage are able to purchase access to our network on a daily or weekly basis.

In our broad coverage system, we install integrated hotspots on tall structures, such as communications towers, tall buildings and billboards, throughout the target coverage area. Each of the hotspots acts as a server cell and is less than one cubic foot in size. In a broad coverage system, we will lease space needed for mounting hotspots for an average monthly payment of approximately $500. Most of the hotspots in this type of system relay transmitted data directly to the Internet through a direct connection into an appropriately-sized telephone line or local cable television provider’s system. The monthly charge for a T1 telephone line ranges from $600 to $2,000, depending on the market, and the monthly charge for each cable television system connection ranges from $300 to $1,000, depending on the market.

In a broad coverage system, customer modems , or Wi-Fi “cards”, transmit data to, and receive data from, a hotspot. Should a customer desire, a wireless modem can be installed in the customer’s computer and connected by a thin cable to a small antenna that is mounted on the outside of the customer’s place of business or home, as the case may be. The installation process for these modems is quite similar to that of cable television: the installation crew installs the customer modem in the computer, mounts the antenna outside, connects the modem and antenna with the cable and tests the connection. Depending on the market, each customer installation is expected to cost approximately $100.

The number of hotspots needed for a broad coverage system depends on a few factors:
-	the geographic size of the city to be served - the signal of each hotspot covers an area approximately three-quarters of a mile in diameter;
-

the population density of the city to be served - since each hotspot is capable of handling approximately 128 customers, the greater the population density, the greater the number of hotspots required;

-	the terrain of the city to be served - the hillier the terrain, the greater the number of hotspots required; and
-	the density of foliage of the city to be served - more densely foliated areas require a greater number of hotspots.
Within a broad coverage system, each hotspot is configured to share transmitted data with the other hotspots, so as to provide an uninterrupted connection to the Internet.

Data transmission speeds remain constant within a broad coverage system’s transmission radius, regardless of the distance from the transmission point. On the fringes of a Wi-Fi system’s transmission radius, a customer’s connection may fade in and out, similar to the reception of distant AM radio stations. To avoid this circumstance, we will attempt to avoid installing a customer modem within the fringe areas.

Wi-Fi Equipment and Facilities

All of the equipment used in our Wi-Fi systems will be off-the-shelf. Inasmuch as there are several manufacturers of Wi-Fi equipment, we expect no problems in obtaining needed equipment at competitive prices.

We will not construct towers on which to establish Hotspots. Instead, we will lease tower spaces, rooftop spaces or spaces on other tall structures. We have secured an adequate number of these types of spaces in Baton Rouge, Louisiana. Based on our management’s experience, securing adequate locations to establish Hotspots is not expected to impede the construction of a Wi-Fi system in any market.

In each market, we will obtain the necessary telephone line or cable television system connections to the Internet from one of the companies capable of providing an adequate Internet connection. Based on our management’s experience, we do not believe that we will encounter any difficulty in obtaining needed connections to the Internet at acceptable prices.

Current Markets
Baton Rouge, Louisiana

We have begun to offer our Wi-Fi service in portions of Baton Rouge. To date, we have installed the first 20 integrated hotspots of our planned 100 hotspots there. Currently, we are able to provide Wi-Fi service in approximately 10% of Baton Rouge. We derive a small amount of revenue from this system. The speed with which we will be able to complete this system, as well as any other broad-coverage systems, is dependent upon the amount of capital we are able to obtain. We cannot predict our future capital position.

Phoenix, Arizona

We currently have five operating hotspots in Phoenix. All of these hotspots are located in restaurants and were installed by, and purchased from, our development partner in Phoenix, JPM Holdings, Inc. JPM is actively seeking locations to establish hotspots for sale to us under our development agreement. JPM is paid a combination of cash and shares of our common stock for each hotspot, except for the first four hotspots, where JPM was paid solely in shares of our common stock. We expect our growth in Phoenix to continue as JPM’s development efforts mature. However, we are unable to predict our rate of growth in the Phoenix market.

Sales and Marketing

We plan to increase our customer base in two ways. First, we will attempt to expand our Wi-Fi “footprint” in conjunction with our development partners, the number of which we are attempting to increase from the three current development partners. In this regard, we are currently negotiating with many individuals and companies who have expressed an interest in becoming one of our Wi-Fi development partners.

Second, in markets where we provide broad-area coverage, like Baton Rouge, we intend to employ telephone marketing as the initial means for acquiring customers, primarily business customers. As a particular market begins to mature, we will employ mass media, including radio advertising. In conjunction with our mass media advertising, we will employ a commissioned sales force that will focus primarily on potential business customers. This focus on business customers is based on our management’s informal study of Internet usage by businesses versus home users that revealed businesses’ higher demand for high-speed Internet access. Our management’s decision may prove to have been incorrect, which would significantly impair our ability to earn a profit. In all of our marketing efforts, we will focus on creating awareness for our Wi-Fi services, educating potential customers and generating new sales opportunities.

Competitive Features of Our Wi-Fi Services
While we believe our Wi-Fi service possesses some competitive advantages over other Internet access modes, it currently has three significant competitive disadvantages:
-	No wide-spread brand name recognition; and
-	Internet access only available locally, compared to dial-up Internet access that is available from virtually any telephone in any geographic location.

It is possible that we could overcome the first two listed disadvantages, after a lengthy period of marketing and product research and development. However, we currently lack capital to overcome this disadvantage. Further, it is likely that we will never overcome the third disadvantage, due to the inherent broadcast limitations of wireless technologies.

We believe our Wi-Fi services offer the following competitive advantages: data transmission speed, lower cost, no telephone company involvement and security through encryption.
Technology

The technology incorporated into our Wi-Fi service is chosen by us to provide our customers with reliability, quality of service, network security, policy enforcement, consolidated billing and scalability. All of the technology used in providing our Wi-Fi service is off-the-shelf and readily available. The configuration of the technology is proprietary, however. In the future, it is likely that we will develop technology, especially computer software, that enhances our Wi-Fi service. Without additional capital, it will be difficult for us to develop our own technology, which may cause our business to suffer.

Agreements with Network Providers

We have established a relationship with Cox Cable that enables us to offer our Wi-Fi service in Baton Rouge, and we may establish relationships with other network providers there. In new markets, we will establish one or more relationships with network providers, which could include telephone service providers and local cable television providers. We do not have an agreement with Cox Cable that relates to additional markets.

Competition

We believe that the primary competitive factors determining success as an Internet access provider are: a reputation for reliability and high-quality service; effective customer support; data transmission speed; pricing; effective marketing techniques for customer acquisition; ease of use; and scope of geographic coverage. We believe that we will be able to address adequately all of these factors, except that we will not be able to offer scope of geographic coverage for the foreseeable future. It is also possible that we will not address any of these competitive factors successfully. Should we fail to do so, our business would likely never earn a profit. We currently lack capital necessary to compete effectively.

We face severe competition from other wireless Internet access providers, as well as large, national providers of cellular telephone service.

The market for the provision of dial-up Internet access services, in which our Wi-Fi services will compete, is extremely competitive and highly fragmented. Current and prospective competitors include many large, nationally-known companies that possess substantially greater resources, financial and otherwise, market presence and brand name recognition than do we. We expect to compete, for the foreseeable future, with the following: national Internet service providers, numerous regional and local Internet service providers, most of which have significant market share in their markets; established on-line information service providers, such as America Online, which provide basic Internet access, as well as proprietary information not available through public Internet access; providers of web hosting, co-location and other Internet-based business services; computer hardware and software and other technology companies that provide Internet connectivity with their products; telecommunications companies, including global long distance carriers, regional Bell operating companies and local telephone companies; operators that provide Internet access through television cable lines; electric utility companies; communications companies; companies that provide television or telecommunications through participation in satellite systems; and, to a lesser extent, non-profit or educational Internet access providers.

With respect to potential competitors, we expect that manufacturers of computer hardware and software products, as well as media and telecommunications companies will continue to enter the Internet services market, which will serve to intensify competition. In addition, as more consumers and businesses increase their Internet usage, we expect existing competitors to increase further their emphasis on Internet access and electronic commerce initiatives, resulting in even greater competition. The ability of competitors or others to enter into business combinations, strategic alliances or joint ventures, or to bundle their services and products with Internet access, could place us at a significant competitive disadvantage. We currently lack capital necessary to compete effectively and we may never obtain enough capital to permit us to compete effectively in our markets.

Moreover, we expect to face competition in the future from companies that provide connections to consumers' homes, such as telecommunications providers, cable companies and electrical utility companies. For example, recent advances in technology have enabled cable television operators to offer Internet access through their cable facilities at significantly higher speeds than existing analog modem speeds. These types of companies could include Internet access in their basic bundle of services or offer such access for a nominal additional charge. Any such developments could reduce our market share, thereby impairing our ability to earn a profit.

Research and Development

We believe that to compete favorably we must invest in research and development of our services. Our management expects that the focus of our future research and development efforts will be on improving our service offerings, as well as developing new proprietary products and services. However, due to our lack of capital, it is likely that our research and development activities will be minimal through the first six months of 2004.

Employees
We currently have six employees, two of whom are officers. We also retain the services of independent contractors and needed outside professionals on an as-needed basis.
Regulation
Wireless Internet Access
Our Wi-Fi Internet access products operate in unregulated spectra, the 900 MHz and 2400 MHz spectra (primarily the 2400 MHz spectrum), and we expect that such spectra will remain unregulated.
Regulation of the Internet

Due to the increasing popularity and use of the Internet by broad segments of the population, it is possible that laws and regulations may be adopted with respect to the Internet pertaining to content of Web sites, privacy, pricing, encryption standards, consumer protection, electronic commerce, taxation, and copyright infringement and other intellectual property issues. No one is able to predict the effect, if any, that any future regulatory changes or developments may have on the demand for our Internet access or other Internet-related services. Changes in the regulatory environment relating to the Internet access industry, including the enactment of laws or promulgation of regulations that directly or indirectly affect the costs of telecommunications access or that increase the likelihood or scope of competition from national or regional telephone companies, could materially and adversely affect our business, operating results and financial condition.

Regulation of Internet Access Services

We provide Internet access, in part, using telecommunications services provided by third-party carriers. Terms, conditions and prices for telecommunications services are subject to economic regulation by state and federal agencies. As an Internet access provider, we are not currently subject to direct economic regulation by the FCC or any state regulatory body, other than the type and scope of regulation that is applicable to businesses generally. In April 1998, the FCC reaffirmed that Internet access providers should be classified as unregulated "information service providers" rather than regulated "telecommunications providers" under the terms of the Federal Telecommunications Act of 1996. As a result, we are not subject to federal regulations applicable to telephone companies and similar carriers merely because we provide our services using telecommunications services provided by third-party carriers. To date, no state has attempted to exercise economic regulation over Internet access providers.

Risk Factors

You should carefully consider the risks described below before you decide to buy our common stock. If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Air-Q
Because we have a short operating history, there is a limited amount of information about us upon which you can evaluate our business and potential for future success.

We have only a limited operating history upon which you can evaluate our full business and prospects. You must consider the risks and uncertainties frequently encountered by early-stage companies in new and rapidly evolving markets, such as the market for Wi-Fi “hotspot” Internet access services.

We may be unable to obtain sufficient capital to sustain our business or pursue our growth strategy.

Currently, we do not have sufficient financial resources to implement our complete business plan. There is no assurance that we will be able to generate revenues that are sufficient to sustain our operations, nor can we assure you that we will be able to obtain additional sources of financing in order to satisfy our working capital needs. Should needed financing be unavailable or prohibitively expensive when we require it, it is possible that we would be forced to cease operations.

Our future operating results may vary from period to period, and, as a result, we may fail to meet the expectations of our investors and analysts, which could cause our stock price to fluctuate or decline and inhibit our ability to obtain funds.

Our revenues and results of operations are expected to fluctuate as we make financial commitments to facilitate expected growth. The following factors will influence our operating results:
-	access to funds for capital expenditures, including Wi-Fi equipment purchases;
-	market acceptance of our Wi-Fi services;
-	the rates of new Wi-Fi services subscriber acquisition and retention;
-	changes in our pricing policies or those of our competitors; and
-	potential competition from large, well-funded national telecommunications companies.

Our future personnel costs, marketing programs and overhead cannot be adjusted quickly and are, therefore, relatively fixed in the short term. Our operating expense levels will be based, in part, on our expectations of future revenue. If actual revenues are below our expectations, our results of operations will suffer and we could be forced to cease operations.

Period-to-period comparisons of our results of operations will likely not provide reliable indications of our future performance.
Price fluctuations of our common stock could negatively impact our ability to obtain needed capital.
If we fail to address the Internet industry’s evolving standards and rapid technological changes, our business could be harmed.

The Internet access market is constantly evolving, due primarily to technological innovations, as well as evolving industry standards, changes in subscriber needs and frequent new service and product introductions. New services and products based on new technologies or new industry standards expose us to risks of equipment obsolescence. We must use leading technologies effectively, continue to develop our technical expertise and enhance our existing services on a timely basis to remain competitive in this industry. We cannot assure you that we will be able to do so.

Our ability to compete successfully in our markets also depends on the continued compatibility of our services with products and systems utilized and sold by various third parties. Our failure to do so could cause us to lose a competitive position in our markets, thereby causing harm to our business.

Our Wi-Fi services are new and consumer acceptance may not be achieved.

Our Wi-Fi services are new and do not enjoy wide-spread name recognition among consumers. If we are unable to achieve consumer acceptance of our products, it is unlikely that we would be able to earn a profit.

If our security measures are breached and unauthorized access is obtained to a customer’s internal network, our services may be perceived as not being secure and customers may curtail or stop using our services.

It is imperative that the data transfers of our customers be secure. Important to our ability to attract and retain customers is our network security, the authentication of the end user’s credentials. These measures are designed to protect against unauthorized access to our customers’ networks. Because techniques used to obtain unauthorized access or to sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures against unauthorized access or sabotage. If an actual or perceived breach of network security occurs, regardless of whether the breach is attributable to our services, the market perception of the effectiveness of our security measures could be harmed. We have not experienced any significant security breaches to our network.

We face strong competition in our market, which could make it difficult for us to succeed.

We compete for customers primarily with facilities-based carriers, as well as with other non-facilities-based network operators. Some of our competitors have substantially greater resources, larger customer bases, longer operating histories and greater name recognition than we have. In addition, we face the following challenges from our competitors:

-

Price. Because many of our competitors own and operate physical networks, there is very little incremental cost for them to provide additional Internet connections. Should we be forced to lower our prices to compete, we would likely suffer a reduction in revenues.

-

Additional Services. Some of our competitors provide services that we do not, such as local exchange and long distance services and voicemail services. Potential customers that desire these services may choose to obtain their Internet access services from the competitor that provides these additional services.

-

Other Business Relationships. Potential customers may be motivated to purchase their Internet access services from a competitor in order to maintain or enhance their respective business relationships with that competitor.

Our customers require a high degree of reliability in our services and, if we cannot meet their expectations, demand for our services will decline.

Any failure to provide reliable Internet access or a satisfactory experience for our customers, whether or not caused by our own failure, could reduce demand for our services. Because we have only recently begun to place customers on our Wi-Fi system, we have yet to experience any negative customer response.

If wireless Internet access demand does not continue to expand, we may experience a shortfall in revenues or earnings or otherwise fail to meet public market expectations.

The growth of our business is dependent, in part, upon the increased use of Wi-Fi Internet access services and our ability to capture a higher proportion of this market. If the demand for Wi-Fi services does not continue to grow, then we may not be able to expand our business, achieve and maintain profitability or meet public market expectations. We believe increased usage of Wi-Fi services depends on numerous factors, including:

-	the willingness of potential customers to make technology expenditures;
-	the availability of security products necessary to ensure data privacy over the public networks;
-	the quality, cost and functionality of Wi-Fi services and competing services;
-	the increased adoption of wired and wireless broadband Internet access methods; and
-	the proliferation of electronic wireless devices and associated software applications.
We could fail to overcome the severe competition for Internet access customers, which would impair our ability to earn a profit and cause our overall financial condition to deteriorate.

The market for Internet access services is extremely competitive and highly fragmented. As there are no significant barriers to entry, we expect that competition will intensify over time. Our competitors include many large, nationally-known companies, such as America Online and Earthlink. These and other companies possess greater resources, particularly access to capital sources, market presence and brand name recognition than do we. In addition, we will face competition from other wireless Internet access providers and larger, national cellular telephone service providers. If we are unable to overcome this severe competition, we do not expect that we would earn a profit and our overall financial condition would decline.

The telecommunications industry has recently experienced a dramatic decline, which may cause consolidation among network service providers and impair our ability to provide reliable, redundant service coverage and negotiate favorable network access terms.

The telecommunications industry has recently experienced dramatic technological change and increased competition that have led to significant declines in network access pricing. Further, the revenues of network service providers have declined as a result of the general economic slowdown. As a result, network service providers have experienced operating difficulties in the last several years, resulting in poor operating results and a number of these providers declaring bankruptcy. If these conditions continue, some of these service providers may consolidate or otherwise cease operations, which would reduce the number of network service providers from which we would be able to obtain network access. To the extent this were to occur, while we would still be able to maintain operations and our Wi-Fi services with a small number of network service providers, we would potentially not be able to provide sufficient alternative access points in some geographic areas, which could diminish our ability to provide broad, reliable, redundant coverage. Further, our ability to negotiate favorable access rates from network service providers could be impaired, which could increase our network access expenses and harm our operating results.

If we are unable to manage future expansion effectively, our business may be adversely impacted.

In the future, we may experience rapid growth in operations, which could place a significant strain on our operations, in general, and development of services, our internal controls and other managerial, operating and financial resources, in particular. If we do not manage future expansion effectively, our business will be harmed. To manage any future expansion effectively, we will need to improve our operational and financial systems and managerial controls and procedures, which include the following:

-	managing our research and development efforts for new and evolving technologies;
-	expanding the capacity and performance of our network infrastructure;
-	developing our administrative, accounting and management information systems and controls; and
-	effectively maintaining coordination among our various departments.
Litigation arising out of intellectual property infringement could be expensive and disrupt our business.

We cannot be certain that our products do not, or will not, infringe upon patents, trademarks, copyrights or other intellectual property rights held by third parties, or that other parties will not assert infringement claims against us. From time to time, we may be involved in disputes with these third parties. Any claim of infringement of proprietary rights of others, even if ultimately decided in our favor, could result in substantial costs and diversion of our resources. Successful claims against us may result in an injunction or substantial monetary liability, which could, in either case, significantly impact our results of operations or materially disrupt the conduct of our business. If we are enjoined from using a technology, we will need to obtain a license to use the technology, but licenses to third-party technology may not be available to us at a reasonable cost, or at all.

We depend on our key personnel; the loss of any key personnel could disrupt our operations, adversely affect our business and result in reduced revenues.

Our future success will depend on the continued services and on the performance of our senior management, particularly our president, David Loflin, and, as we grow, other key employees. We have entered into employment agreements with both of our officers. The loss of their services for any reason could seriously impair our ability to execute our business plan, which could reduce our revenues and have a materially adverse effect on our business and results of operations. We have not purchased any key-man life insurance.

Our directors and executive officers own enough of our common stock effectively to control directors’ elections and thereby control our management policies.

Our directors and executive officers own, directly and indirectly, approximately 45% of our currently outstanding common stock. These shareholders may be able effectively to control the outcome of corporate actions requiring shareholder approval by majority action. Their stock ownership may have the effect of delaying, deferring or preventing a change in control of Air-Q Wi-Fi Corporation.

Our business plan is not based on independent market studies, so we cannot assure you that our strategy will be successful.

We have not commissioned any independent market studies concerning the extent to which customers will utilize our Wi-Fi services and products. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our key management personnel, and upon other available information concerning the communications industry. If our management’s assumptions prove to be incorrect, we will not be successful in establishing our Wi-Fi services business.

We may not be able to protect our intellectual property rights, which could dramatically reduce our ability to earn a profit.

We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We do not intend to file patent applications relating to our Wi-Fi system. We have not yet filed trademark applications relating to the “Air-Q Wi-Fi” and “Q-Spot” brand names.

Without patent or trademark protection, the existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our technologies. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business.

Risks Relating to Our Industry
Financial, political or economic conditions could adversely affect our revenues.

Our revenues and profitability depend on the overall demand for Internet access services. Further acts of terrorism, such as occurred on September 11, 2001, international hostilities or other future financial, political, economic and other uncertainties could lead to a reduction in the use of our Wi-Fi services, thereby reducing our revenues.

Government regulation of, and legal uncertainties regarding, the Internet could harm our business.

Internet-based communication services generally are not subject to federal fees or taxes imposed to support programs such as universal telephone service. Changes in the rules or regulations of the U.S. Federal Communications Commission or in applicable federal communications laws relating to the imposition of these fees or taxes could result in significant new operating expenses for us, and could negatively impact our business. Any new law or regulation pertaining to Internet-based communication services, or changes to the application or interpretation of existing laws, could decrease the demand for our services, increase our cost of doing business or otherwise harm our business. It is possible that there will be an increase in the number of laws and regulations pertaining to the Internet. These laws or regulations may relate to taxation and the quality of products and services. Furthermore, the applicability to the Internet of existing laws governing intellectual property ownership and infringement, taxation, encryption, obscenity, libel, employment, personal privacy, export or import matters and other issues is uncertain and developing and we are not certain how the possible application of these laws may affect us. Some of these laws may not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the Internet market, which could reduce demand for our services, increase our operating expenses or increase our litigation costs.

Security concerns may delay the widespread adoption of the Internet by potential business customers, which would reduce demand for our Wi-Fi services.

The Internet is a public network and information is sent over this network from many sources. Advances in computer capabilities, new discoveries in the field of code breaking or other developments could result in compromised security on our network or the networks of others. Security and authentication concerns with respect to the transmission over the Internet of confidential information, such as corporate access passwords and the ability of hackers to penetrate online security systems, may reduce the demand for our services. Further, new access methods, devices, applications and operating systems have also introduced additional vulnerabilities which have been actively exploited by hackers. Any well-publicized compromises of confidential information may reduce demand for Internet-based communications, including our Wi-Fi services.

Risks Relating to Our Common Stock
Concentration of ownership of our common stock may prevent new investors from influencing significant corporate decisions.

Prior to and following this offering, our directors, entities affiliated with our directors and our executive officers will beneficially own a significant percentage of our outstanding common stock. Assuming the exercise of all outstanding warrants, after this offering, these persons and entities will own approximately 20% of our then-outstanding common stock. These shareholders, as a group, may be able to control our management and our affairs. Acting together, they could control most matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Air-Q at a premium price, if these shareholders oppose it. See the “Principal Shareholders” section for details regarding our stock ownership and how beneficial ownership is calculated.

Anti-takeover provisions in our corporate documents may discourage or prevent a takeover.

Provisions in our restated certificate of incorporation and bylaws may have the effect of delaying or preventing an acquisition or merger in which we are acquired or a transaction that changes our board of directors. Specifically, these provisions:

-	authorize the board to issue preferred stock without shareholder approval;
-	prohibit cumulative voting in the election of directors;
-	limit the persons who may call special meetings of shareholders; and
-	establish advance notice requirements for nominations for the election of the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large shareholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination to which we are a party. These provisions could limit the price that investors might be willing to pay in the future for our common stock. See “Description of Capital Stock” for a further discussion of these provisions.

A large number of shares may be sold in the market in connection with this offering, which may depress the market price of our common stock.

You can expect that sales of a substantial number of shares of our common stock in this offering will occur. These sales, or the perception that these sales could occur, could cause the market price of our common stock to decline. Assuming the exercise of all of our outstanding warrants, approximately 55% of our outstanding shares of common stock will be tradable in the public markets upon commencement of this offering. In addition, a large majority of the remaining shares of our common stock will be eligible for sale in the public markets beginning in June 2004, under Rule 144 of the SEC.

You will suffer substantial dilution in the net tangible book value of the common stock you purchase.

You will suffer substantial and immediate dilution, due to the lower book value per share of our common stock compared to the purchase price per share of our common stock. We cannot predict your actual dilution.

The market price of our common stock will continue to be extremely volatile, and it may drop unexpectedly.

The stock market in general, and the market for technology-related stocks in particular, has recently experienced dramatic declines and fluctuations that have often been unrelated to the operating performance of companies. If market-based or industry-based volatility continues, the trading price of our common stock could decline significantly independent of our actual operating performance, and you could lose all or a substantial part of your investment. The market price of our common stock could fluctuate significantly as a result of several factors, including:

-	actual or anticipated variations in our results of operations;
-	announcements of innovations, new services or significant price reductions by us or our competitors;
-	announcements by us or our competitors of significant contracts or acquisitions;
-	our failure to meet the performance estimates of investment research analysts;
-	changes in financial estimates by investment research analysts; and
-	general economic and market conditions.
Our common stock is a “penny stock”.

Our common stock is quoted on the NASDAQ’s OTC Bulletin Board and is considered a “penny stock”, as long as it trades below $5.00 per share. Broker-dealer practices in connection with transactions in penny stocks are regulated by penny stock rules adopted by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure statement prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, as well as the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. In this regard, it can be expected that investors in our common stock may find it more difficult to profit on their investments in our common stock.

Item 2.	Description of Property
Facilities

We lease approximately 2,000 square feet of space for our headquarters in Baton Rouge, Louisiana, under a lease that expires in 2006. We believe that this facility will be adequate for our needs for at least the next two years. We expect that additional facilities will be available in other jurisdictions as we expand our Wi-Fi business into new markets.

Intellectual Property

We rely on a combination of trademark laws, trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants and other third parties who have access to sensitive and proprietary information. Air-Q Wi-Fi(TM) and Q-Spot(TM) are designations that we use and for which we intend to obtain registered trademarks. If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. Licenses from third parties may not continue to be available to us at a reasonable cost, or at all. Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our Wi-Fi services. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Item 3.	Legal Proceedings
We are not currently involved in any legal proceedings.
Item 4.	Submission of Matters to Vote of Security Holders

On June 20, 2003, a majority of our shareholders, acting by written consent in lieu of a meeting, elected David Loflin and Waddell D. Loflin as directors and approved a change of our name from Covenant Financial Corporation to Air-Q Wi-Fi Corporation.

On September 23, 2003, a majority of our shareholders, acting by written consent in lieu of a meeting, approved our amended and restated certificate of incorporation and ratified the adoption of our new bylaws.

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Market Information

Beginning on June 30, 2003, our common stock began to be quoted on the OTC Bulletin Board, under the symbol “AQWF”. Prior to that date, our common stock was quoted on the OTC Bulletin Board, under the symbol “CVNT”. The table below sets forth, for the period indicated, the high and low bid prices for our common stock, as reported by the OTC Bulletin Board.

Quarter Ended	High Bid	Low Bid
March 31, 2002	$5.50	$.50
June 30, 2002	$.50	$.50
September 30, 2002	$1.50	$.50
December 31, 2002	$1.50	$1.50
March 31, 2003	$1.50	$1.50
June 30, 2003	$.75	$.50
September 30, 2003	$2.08	$.75
December 31, 2003	$4.10	$2.14
These prices represent quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

You should note that our common stock, like many technology-related stocks, is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

On February 20, 2004, the number of record holders of our common stock, excluding nominees and brokers, was 108 holding 20,384,704 shares.
Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Background

On June 20, 2003, there occurred a change in control of Air-Q Wi-Fi Corporation, formerly Covenant Financial Corporation. Pursuant to a stock purchase agreement, FMF Investments, Ltd., a Texas limited partnership, purchased 611,000 shares, or 54.59%, of our outstanding common stock from Eric Anderson. FMF Investments paid Mr. Anderson a total of $70,000 in cash, which funds were obtained by FMF Investments through its other business activities and not as a loan.

Following FMF Investments’ acquiring control, our then-directors resigned and FMF Investments, acting by written consent in lieu of a meeting of a majority of shareholders, elected David Loflin and Waddell D. Loflin as our directors.

Also, on June 20, 2003, pursuant to a stock purchase agreement, we acquired all of the outstanding capital stock of Air-Q Corp., a Nevada corporation (“Air-Q NV”), by issuing a total of 11,000,000 shares, or approximately 95% of the then-outstanding shares, of our common stock to the shareholders of Air-Q NV. Our board of directors did not employ any standard valuation formula or any other standard measure of value.

For accounting purposes, the reverse-merger will be treated as an acquisition of Covenant Financial Corporation (now Air-Q Wi-Fi Corporation) and a recapitalization of Air-Q Corp. (now a subsidiary of Air-Q Wi-Fi Corporation).

Change in Business Plan

We are a start-up business. Our new management has committed all available current and future capital and other resources to the commercial exploitation of our “Wi-Fi” (wireless fidelity) Internet access products (these proprietary products are referred to as our Wi-Fi products). Our first market will be Baton Rouge, Louisiana. Our business plan is based on the marketing of our wireless Internet access services (these services are referred to as our Wi-Fi services) to businesses and residential customers using our Wi-Fi products, as well as to visitors to our markets with Wi-Fi compatible laptop computers and other wireless devices. We will derive our revenues from monthly Internet access customer charges, as well as from hourly and daily Internet access charges paid by visitors to our markets.

Recent Sales of Equity

In June 2003, we entered into four separate securities purchase agreements. Under each agreement, we issued securities for cash in the amount of $125,000, as follows: 1,250,000 shares of our common stock, 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share. For more information about these agreements, please see the discussion under “Certain Transactions - Securities Purchases”.

Critical Accounting Policies
There were no material changes to our critical accounting policies during the year ended December 31, 2003.

Management's Discussion and Analysis discusses the results of operations and financial condition as reflected in our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates and judgments, including those related to accounts receivable, inventory valuation, amortization and recoverability of long-lived assets, including goodwill, litigation accruals and revenue recognition. Management bases its estimates and judgments on relevant factors, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

Revenue Recognition

We will charge our customers monthly service fees and recognize the revenue in the month the services are provided or equipment is sold. Allowances for estimated returns and discounts will be recognized when sales are recorded and will be based on the experience of our management. Significant management judgments and estimates must be made and used in connection with establishing these allowances in any accounting period. Material differences may result in the amount and timing of revenues for any period if management makes different judgments or utilizes different estimates.

Asset Impairment

In assessing the recoverability of our fixed assets, goodwill and other non-current assets, we consider changes in economic conditions and make assumptions regarding estimated future cash flows and other factors. If these estimates or their related assumptions change in the future, we may be required to record impairment charges.

Litigation and Tax Assessments

Should we become involved in lawsuits, we intend to assess the likelihood of any adverse judgments or outcomes of any of these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies will be made after careful analysis of each matter. The required accrual may change from time to time, due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters.

Additionally, in the future, we may become engaged in various tax audits by federal and state governmental authorities incidental to our business activities. We anticipate that we will record reserves for any estimated probable losses for any such proceeding.

Inventories

Our inventories are valued at the lower of cost or market value. We also identify obsolete items of inventory that are not forecasted to be used in our future operations and record an allowance for those items. We expect to perform a full physical inventory count on an annual basis for the foreseeable future. However, as we expand our operations, it is possible that we may instead rely on cycle counts at warehouses and distribution centers to measure inventory.

Accounts Receivable

We will maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We will provide a general allowance for customer accounts based on historical collection and write-off experience from the telecommunications industry, and a specific allowance for any individually significant customers who are known to be experiencing financial difficulties. Judgment is critical because some customers may experience financial difficulties. If the financial condition of any such customer were to worsen, additional allowances might be required.

Results of Operations

During the year ended December 31, 2003, our business operations did not generate revenues. We currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

We began to generate revenues from our Wi-Fi services in Baton Rouge and Phoenix during January 2004. These revenues will be reflected in our statement of operations for the first quarter of 2004.

Due to our severe lack of capital, during the year ended December 31, 2003, we issued a total of 3,152,500 shares of our common stock to consultants in payment of their services. The fair value of the shares issued to consultants is $2,024,826 and is included in our statement of expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants’ services. The value of the consulting services received by us under each agreement was expensed in the month in which the consulting agreement was signed.

Liquidity and Capital Resources

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are not in a liquid position, although we are able to pay our operating expenses as they are incurred. During the fourth quarter of 2003, we altered our strategy for expanding our Wi-Fi services “footprint”. Now, in addition to internally generated growth, we are seeking individuals and companies to become Wi-Fi development partners. To date, we have entered into Wi-Fi development agreements with three entities. Our growth in Phoenix, Arizona, is attributable to the efforts of our development partner there.

Until we obtain funds through the exercise of our outstanding warrants, or otherwise, we will not aggressively pursue additional development partners. Our management has made this determination because of its desire not to over-commit our resources. Our management’s philosophy is to make capital and related commitments only to the extent our available capital permits. Our management’s philosophy may prove to have been flawed, to the extreme detriment to our business and, ultimately, our shareholders.

Our Capital Needs

Our current level of operations can be maintained for the next six months, as we received funds during 2003 from sales of securities. However, to begin the aggressive pursuit of our business objectives, we will require approximately $1 million.

Currently, we do not possess enough capital to pursue aggressively our business objectives.
Management's Plans Relating to Future Liquidity
We possess adequate capital to sustain our current level of operations for the next six months.

Our best opportunity for obtaining funds needed to pursue aggressively our business objectives is through the exercise of the 24,000,000 outstanding warrants, which, if exercised, would provide a total of $8,400,000. There is no assurance that these warrants will be exercised. We do not currently possess another potential source of capital on a similar scale.

Capital Expenditures

In 2003, we purchased approximately $32,000 of equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures for equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no capital expenditures.

Item 7.	Financial Statements

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
During 2003, we did not change our independent auditor and had no disagreements with our auditor with respect to any issue relating to accounting or financial disclosure.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors and Officers
The following table sets forth the officers and directors of Air-Q Wi-Fi Corporation.
Name	Age	Position(s)
David M. Loflin	46	President, Acting Chief Financial Officer and Director
Waddell D. Loflin	53	Vice President, Secretary and Director
Gregory A. Bonner	46	Director
Ira R. Witkin	44	Director
David M. Loflin and Waddell D. Loflin are brothers.

Our current officers and directors serve until the next annual meeting of our board of directors or until their respective successors are elected and qualified. All officers serve at the discretion of our board of directors. Family relationships between our officers and directors are noted above. Certain information regarding the backgrounds of each of the officers and directors is set forth below.

DAVID LOFLIN
Mr. Loflin is our founder. He resigned as an executive officer and director of USURF America, Inc. (AMEX Symbol: UAX) in October 2003, after serving in those capacities for seven years. .
WADDELL D. LOFLIN

Mr. Loflin is one of our original officers and directors. For more than the five years prior to April 2003, Mr. Loflin served as vice president, secretary and director of USURF America, Inc. From April to June 2003, Mr. Loflin worked as a private consultant.

GREGORY A. BONNER

For over 20 years, Mr. Bonner served Albemarle Corporation, a large chemicals company, in several capacities, including business development manager, product/marketing manager and customer service specialist. Recently, Mr. Bonner has been engaged in private entrepreneurial endeavors. Mr. Bonner is a graduate of Georgia Institute of Technology in Atlanta, with a BS degree in Chemistry.

IRA R. WITKIN

Mr. Witkin is currently a program director at IBM. In that capacity, Mr. Witkin has responsibility for over 200 developers and marketing professionals worldwide. During his 24 year career, Mr. Witkin has held numerous positions with a focus on information technology as it relates to the travel and transportation, computer servicer, financial, manufacturing and communications industries. Mr. Witkin is a graduate of Rensselaer Polytechnic Institute in Troy, New York, with a BS degree in Computer Science and minors in management and marketing.

Board of Directors
Our full board did not meet during 2003; however, it took action by unanimous written consent in lieu of a meeting on eighteen occasions.
Executive Committee

Our board of directors created an executive committee to facilitate management between meetings of the full board of directors. The executive committee is composed of David Loflin (chairman), Waddell D. Loflin and Gregory A. Bonner. Pursuant to our bylaws, between meetings of the full board, the executive committee has the full power and authority of the board in the management of our business and affairs, except to the extent limited by Delaware law. Pursuant to the bylaws of the executive committee, as adopted by the full board, the executive committee has the authority to exercise all powers of the board, except the power:

-	to declare dividends;
-	to sell or otherwise dispose of all or substantially all of our assets;
-	to recommend to our shareholders any action requiring their approval; and
-	to change the membership of any committee, fill the vacancies thereon or discharge any committee.
During 2003, the Executive Committee did not meet or otherwise take action.
Audit Committee

The audit committee of our board of directors is composed of Ira R. Witkin (chairman), Gregory A. Bonner and David Loflin. Our board appointed Messrs. Witkin, Bonner and Loflin to the audit committee effective as of November 13, 2003. The purposes of the audit committee are:

-	to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;
-	to oversee the independent auditors’ qualifications and independence;
-	to oversee the performance of our independent auditors;
-	to oversee our systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the board have established or will establish in the future;
-

to establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and other auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

-

to provide an open avenue of communication among the independent auditors, financial and senior management, the internal auditing department, and the board, always emphasizing that the independent auditors are accountable to the audit committee; and

-	to perform such other duties as are directed by the board.
Compensation of Directors

We do not pay any of our directors for their services as directors. It is possible that our management could begin to pay our directors for meetings attended, grant a small number of stock options or issue shares of our common stock for their services. However, no specific determination in this regard has been made.

In August 2003, one of our directors, Waddell D. Loflin, was issued, as a bonus, 500,000 shares of our common stock. These shares were valued, for financial reporting purposes, at $50,000.

In November 2003, two our directors, Gregory A. Bonner and Ira R. Witkin, were issued 10,000 shares our common stock each, in payment of future services as directors. There shares were valued, for financial reporting purposes, at $3.85 per share, or $77,000, in the aggregate.

Limitation of Liability and Indemnification

Our restated certificate of incorporation contains provisions limiting the liability of directors. Our restated certificate of incorporation provides that a director will not be personally liable to us or to our shareholders for monetary damages for any breach of fiduciary duty as a director, but will continue to be subject to liability for the following:

-	any breach of the director’s duty of loyalty to us or to our shareholders;
-	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
-	unlawful payment of dividends or unlawful stock repurchases or redemptions; and
-	any transaction from which the director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our restated certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief remain available under Delaware law. Our restated certificate of incorporation does not affect a director’s responsibilities under any other laws, such as state or federal securities laws or state or federal environmental laws.

In addition, we have entered into agreements to indemnify our directors and executive officers to the fullest extent permitted under Delaware law, including the non-exclusivity provisions of Delaware law, and under our bylaws, subject to limited exceptions. These agreements, among other things, provide for indemnification of our directors and executive officers for fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request. We believe that these bylaw provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We also intend to maintain liability insurance for our officers and directors.

The limitation of liability and indemnification provisions in our restated certificate of incorporation and bylaws may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our shareholders. A shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Item 10.	Executive Compensation

None of our executive officers has ever received total salary and bonus exceeding $100,000 during any fiscal year. Neither of our officers was paid, nor did they accrue, any salary during the year ended December 31, 2003. Beginning in January 2004, our executive officers began to accrue a portion of their salaries. Our officers will not be paid their salaries unless and until we obtain adequate funding.

Employment Contracts and Termination of Employment and Change-in-Control Agreements
David Loflin Employment Agreement

In September 2003, David Loflin entered into an employment agreement to serve as our president for three years. Mr. Loflin’s annual salary is $150,000. Through December 31, 2003, Mr. Loflin had not been paid, nor had he accrued , any salary. In connection with his employment agreement, Mr. Loflin executed a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement

In September 2003, Waddell D. Loflin entered into an employment agreement to serve as our vice president and secretary for three years. Mr. Loflin’s annual salary is $100,000. Through December 31, 2003, Mr. Loflin had not been paid, nor had he accrued , any salary. In connection with his employment agreement, Mr. Loflin executed a confidentiality agreement and an agreement not to compete.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Option/SAR Grants

We have never granted any stock options to any person, though we may do so in the future. We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Item 11.	Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of the date of this prospectus, information regarding beneficial ownership of our capital stock by the following:
-	each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities;
-	each of our directors;
-	each of the named executive officers; and
-	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof. All percentages in this table are based on a total of 44,384,704 shares of common stock outstanding as of the date hereof, which amount includes a total of 24,000,000 shares underlying currently outstanding and exercisable warrants. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Air-Q Wi-Fi Corporation, 5555 Hilton Avenue, Suite 206, Baton Rouge, Louisiana 70808.

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent(1)
David Loflin	7,590,000(2)	17.10%
Waddell D. Loflin	1,200,000	2.70%
Gregory A. Bonner(3)	10,000	*
Ira R. Witkin(4)	10,000	*
All executive officers and directors as a group (4 persons)	8,810,000(2)	19.85%
Loflin Children’s Trust(5)	3,000,000(6)	6.76%
FMF Investments, Ltd.(7)	2,311,000	5.20%
Heyer Capital Fund(8)(18)	6,250,000(9)	14.08%
1008212 Alberta Ltd.(10)(18)	6,250,000(11)	14.08%
Douglasdale Capital Ltd.(12)(18)	6,250,000(13)	14.08%
Douglasbank Capital Ltd.(14)(18)	6,250,000(15)	14.08%
Shelter Capital Ltd.(16)	4,000,000(17)	9.01%
*	Less than 1%
(1)	Based on 44,384,704 shares outstanding, including a total of 24,000,000 shares underlying currently outstanding and exercisable warrants.
(2)

3,000,000 of these shares are beneficially owned by the Loflin Children’s Trust; 250,000 of these shares are owned by the Phoenix Trust. The beneficiaries of both entities are the minor children of David Loflin. Mr. Loflin is the trustee of each entity and possesses voting and investment control over the shares owned by each. Mr. Loflin disclaims any beneficial ownership of the shares owned by either trust.

(3)	Mr. Bonner’s address is 5223 Hagerstown Avenue, Baton Rouge, Louisiana 70817.
(4)	Mr. Witkin’s address is 980 Crepe Myrtle Lane, Copper Canyon, Texas 76226.
(5)

Loflin Children’s Trust’s address is 7635 Jefferson Highway, #309, Baton Rouge, Louisiana 70809. David Loflin is the trustee of this entity and possesses voting and investment control of the shares owned by it

(6)	See footnote 2.
(7)

FMF Investments’ address is 819 Office Park Circle, Lewisville, Texas 75057. L. A. Newlan, Jr. and Eric Newlan are officers of the general partner of this entity and, in these capacities, possess votiing and investment control of the shares owned by it.

(8)	Heyer Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow is the owner of this entity and possesses voting and investment control of the shares owned by it.
(9)	1,250,000 of these shares have been issued; 5,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(10)

1008212 Alberta’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the shares owned by this entity.

(11)	1,250,000 of these shares have been issued; 5,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(12)

Douglasdale Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the shares owned by this entity.

(13)	1,250,000 of these shares have been issued; 5,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(14)

Douglasbank Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the shares owned by this entity.

(15)	1,250,000 of these shares have been issued; 5,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(16)

Shelter Capital’s address is P.O. Box 64, Providenciales, Turks and Caicos Islands. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the securities owned by this entity.

(17)	None of these shares has been issued, but underlie currently exercisable warrants.
(18)

Heyer Capital Fund, 1008212 Alberta Ltd., Douglasdale Capital Ltd. and Douglasbank Capital Ltd. have common management, Mr. Peter Rochow, who possess the power of disposition over the securities owned by these entities; the beneficial ownership of each of these entities is different. Mr. Rochow disclaims any beneficial ownership of the shares owned by these entities, except for those owned by Heyer Capital Fund, of which he is the beneficial owner.

Item 12.	Certain Relationships and Related Transactions
Change in Control Transaction

On June 20, 2003, there occurred a change in control of Air-Q Wi-Fi Corporation, formerly Covenant Financial Corporation. Pursuant to a stock purchase agreement, FMF Investments, Ltd., a Texas limited partnership, purchased 611,000 shares, or 54.59%, of our outstanding common stock from Eric Anderson. FMF Investments paid Mr. Anderson a total of $70,000 in cash, which funds were obtained by FMF Investments through its other business activities and not as a loan.

Following FMF Investments’ acquiring control, our then-directors resigned and FMF Investments, acting by written consent in lieu of a meeting of a majority of shareholders, elected David Loflin and Waddell D. Loflin as our directors.

Stock Purchase Agreement

On June 20, 2003, pursuant to a stock purchase agreement, we acquired all of the outstanding capital stock of Air-Q Corp., a Nevada corporation (Air-Q NV), by issuing a total of 11,000,000 shares of our common stock to the shareholders of Air-Q Corp. In connection with our acquiring Air-Q NV, our president, David Loflin, was issued 9,000,000 shares of our common stock and FMF Investments, Ltd. was issued 2,000,000 shares of our common stock. In determining the number of shares of our common stock to be issued to the shareholders of Air-Q Corp., our board of directors did not employ any standard valuation formula or any other standard measure of value.

Securities Purchases

In June 2003, we entered into four securities purchase agreements. We entered into agreements with Douglasdale Capital Ltd., Douglasbank Capital Ltd., Heyer Capital Fund and 1008212 Alberta Ltd. Under each of these agreements, we issued securities for cash in the amount of $125,000 (as of the date hereof, we had received $400,000 of the $500,000 under these agreements). We sold Douglasdale Capital (1) 1,250,000 shares of our common stock, (2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share. All of the warrants are exercisable for five years.

Each of the entities that purchased securities from us is under the common management of Peter Rochow. The beneficial ownership of these entities is different and Mr. Rochow disclaims any beneficial ownership of these entities, except for Heyer Capital Fund.

Finder’s Fee

In connection with the sales of securities described under “Securities Purchases” above, we paid Shelter Capital, Ltd. a finder’s fee. For its efforts as a finder, Shelter Capital received 10% of the cash proceeds derived by us and warrants, as follows: (1) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.20 per share; (2) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.30 per share; (3) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.40 per share; and (4) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.50 per share. All of these warrants are exercisable for five years. Shelter Capital is managed by Peter Rochow, a principal in each of the entities who purchased securities from us, who disclaims any beneficial ownership of Shelter Capital.

Stock Bonus - Director

In August 2003, one of our directors, Waddell D. Loflin, was issued 500,000 shares of our common stock as a bonus for his service as a director. These shares were valued at $50,000 for financial reporting purposes.

Employment Agreements
David Loflin Employment Agreement

In September 2003, David Loflin entered into an employment agreement to serve as our president for three years. Mr. Loflin’s annual salary is $150,000. Through December 31, 2003, Mr. Loflin had not been paid, nor had he accrued , any salary. In connection with his employment agreement, Mr. Loflin executed a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement

In September 2003, Waddell D. Loflin entered into an employment agreement to serve as our vice president and secretary for three years. Mr. Loflin’s annual salary is $100,000. Through December 31, 2003, Mr. Loflin had not been paid, nor had he accrued , any salary. In connection with his employment agreement, Mr. Loflin executed a confidentiality agreement and an agreement not to compete.

Director and Officer Indemnification

Our restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Delaware law. Please see “Management - Limitation of Liability and Indemnification”.

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of Air-Q Wi-Fi Corporation
Independent Auditors’ Report
Consolidated Balance Sheet as of December 31, 2003
Consolidated Statement of Expenses for the Period from June 17, 2003 (Inception), Through December 31, 2003
Consolidated Statement of Stockholders' Equity for the Period from June 17, 2003 (Inception), Through December 31, 2003
Consolidated Statement of Cash Flows for the Period from June 17, 2003 (Inception), Through December 31, 2003
Notes to Consolidated Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
During the three months ended December 31, 2002, we filed a Current Report on Form 8-K:
-	Date of event: November 13, 2003, wherein we reported the election of two independent directors.
Since December 31, 2003, we have not filed a Current Report on Form 8-K.
Item 14.	Controls and Procedures

As of December 31, 2003, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
AIR-Q WI-FI CORPORATION

By:	/s/ DAVID LOFLIN
David Loflin President
Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement on Form S-8 has been signed by the following persons in the capacities and on the dates included:

/s/ DAVID LOFLIN		February 24, 2004
David Loflin	President (Principal Executive Officer), Acting Chief Financial Officer (Principal Financial Officer) and Director

/s/ WADDELL D. LOFLIN		February 24, 2004
Waddell D. Loflin	Vice President, Secretary and Director

/s/ GREGORY A. BONNER		February 24, 2004
Gregory A. Bonner	Director

/s/ IRA R. WITKIN		February 24, 2004
Ira R. Witkin	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of Air-Q Wi-Fi Corporation. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.

AIR-Q WI-FI CORPORATION AND SUBSIDIARIES
FINANCIAL STATEMENTS DECEMBER 31, 2003

INDEX TO FINANCIAL STATEMENTS OF AIR-Q WI-FI CORPORATION
Page
Independent Auditors’ Report	F-2
Consolidated Balance Sheet as of December 31, 2003	F-3
Consolidated Statement of Expenses for the Period from June 17, 2003 (Inception), Through December 31, 2003	F-4
Consolidated Statement of Stockholders' Equity for the Period from June 17, 2003 (Inception), Through December 31, 2003	F-5
Consolidated Statement of Cash Flows for the Period from June 17, 2003 (Inception), Through December 31, 2003	F-6
Notes to Consolidated Financial Statements	F-8

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Air-Q Wi-Fi Corporation

We have audited the accompanying balance sheet of Air-Q Wi-Fi Corporation (formerly Covenant Financial Corporation) as of December 31, 2003, and the related consolidated statements of expenses, stockholders’ equity, and cash flows for the period from inception, June 17, 2003, through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Air Q Wi-Fi Corporation as of December 31, 2003, and the results of its operations and its cash flows for the period from inception, June 17, 2003, through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ MALONE & BAILEY, PLLC
Malone & Bailey, PLLC Houston, Texas www.malone-bailey.com

February 12, 2004

AIR-Q WI-FI CORPORATION
(Formerly Covenant Financial Corporation) (a development stage company)

CONSOLIDATED BALANCE SHEET
December 31, 2003

ASSETS
Current Assets:
Cash	$98,709
Total current assets	98,709
Equipment, net of accumulated depreciation of $4,228	28,392
Total assets	$127,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,587
Note payable	55,000
Total current liabilities	59587

Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, none issued	0
Common stock, $.001 par value, 200,000,000 shares authorized, 20,271,704 shares issued and outstanding	20,272
Additional paid-in capital	2,456,673
Deficit accumulated during the development stage	(2,409,431)
Total stockholders’ equity	67,514
Total liabilities and stockholders’ equity	$127,101

See accompanying summary of accounting policies and notes to financial statements.

AIR-Q WI-FI CORPORATION
(Formerly Covenant Financial Corporation) (a development stage company)

CONSOLIDATED STATEMENT OF EXPENSES
Period from June 17, 2003 (Inception), Through December 31, 2003

Operating Expenses:
General and administrative	$2,409,431
Net loss	(2,409,431)

Net loss per share:
Basic and diluted	$(.15)

Weighted average shares outstanding:
Basic and diluted	15,696,386

See accompanying summary of accounting policies and notes to financial statements.

AIR-Q WI-FI CORPORATION
(Formerly Covenant Financial Corporation) (a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
Period from June 17, 2003 (Inception), Through December 31, 2003

Common Stock
Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Stockholder Receivable
Issuance of common stock to founders	11,000,000	$11,000	$(10,000)	$0	$1,000
Stock issued in reverse acquisition	1,119,204	1,119	2,021,673	0	1,119
Stock issued for services	3,152,500	3,153	2,021,673	0	2,024,826
Stock issued for cash and warrants, net of cost	5,000,000	5,000	445,000	0	450,000
Net loss	0	0	0	(2,409,431)	(2,409,431)
Balance, December 31, 2003	20,271,704	$20,272	$2,456,673	$(2,409,431)	$67,514

See accompanying summary of accounting policies and notes to financial statements.

AIR-Q WI-FI CORPORATION
(Formerly Covenant Financial Corporation) (a development stage company)

CONSOLIDATED STATEMENT OF CASH FLOWS
Period from June 17, 2003 (Inception), Through December 31, 2003

Inception through December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,409,431)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,228
Stock issued for services	2,024,826
Changes in assets and liabilities:
Accounts payable	6,706
Cash Flows Used in Operating Activities	(373,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(32,620)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sales of common stock	450,000
Note payable	55,000
Cash Flows Provided by Financing Activities	505,000

NET INCREASE IN CASH	$98,709
Cash, beginning of period	0
Cash, end of period	$98,709

Supplemental information:
Income taxes paid	$0
Interest paid	$0

NON-CASH FINANCING ACTIVITIES:
Liabilities assumed in merger	$8,922

See accompanying summary of accounting policies and notes to financial statements.

AIR-Q WI-FI CORPORATION
(Formerly Covenant Financial Corporation) (a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
Nature of Company

On June 20, 2003, Air-Q Wi-Fi Corporation (“Air-Q”), formerly Covenant Financial Corporation (“Covenant”), a U.S. public company issued 11,000,000 shares of common stock for 100% of the outstanding common stock of Air-Q Corp, a privately held corporation. After the merger the stockholders of Air-Q Corp. owned approximately 95% of the outstanding common stock of Covenant and Covenant changed its name to Air-Q Wi-Fi Corporation (see note 2).

On June 17, 2003 Air-Q Corp. (“Corp”) was incorporated in Nevada. Corp. is a development-stage company that is establishing a wireless internet access system in Baton Rouge, Louisiana. Corp’s internet access systems will operate on a platform comprised of Wi-Fi (wireless fidelity) standard equipment that has been configured in a proprietary manner. The term Wi-Fi refers to an industry standard for wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in unlicensed spectra, such as 2.4 and 5.8 Ghz. Corp’s business plan focuses on the marketing of its wireless Internet access services to businesses and residential customers.

Hereinafter, all references to Air-Q include the operations and financial condition of Corp. for the period from inception, June 17, 2003 through December 31, 2003.
Consolidation

As of December 31, 2003, Air-Q had one wholly owned subsidiaries, Air-Q Corp. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash and cash equivalents include cash and all highly liquid financial instruments with purchased maturities of three months or less.
Equipment
Equipment consists of computer equipment stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of three years.
Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in shareholders’ equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company’s comprehensive loss was equal to its net loss for the period ended December 31, 2003.

Basic Loss Per Share
Air-Q is required to provide basic and dilutive earnings (loss) per common share information.
The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2003, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.
Recent Accounting Pronouncements

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the period ended December 31, 2003, Air-Q’s pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

NOTE 2 - REVERSE ACQUISITION

On June 20, 2003, Air-Q Wi-Fi Corporation, formerly Covenant Financial Corporation (“Covenant”), a U.S. public company issued 11,000,000 shares of common stock for 100% of the outstanding common stock of Air-Q Corp., a privately held corporation. After the merger the stockholders of Air-Q Corp. owned approximately 95% of the outstanding common stock of Covenant and on June 24, 2003 changed its name to Air-Q Wi-Fi Corporation.

For accounting purposes, the merger will be treated as an acquisition of Covenant and a recapitalization of Air-Q, Corp. using the purchase method of accounting. Air-Q Corp.’s historical financial statements replace Air-Q Wi-Fi’s in the accompanying financial statements.

NOTE 3 - INCOME TAXES

Air-Q has had losses since inception and therefore has no income tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $300,000 at December 31, 2003, and will expire in various years through 2023. Air-Q recorded an increase in the valuation allowance of $102,000 for the period from inception, June 17, 2003 through December 31, 2003.

Deferred income taxes consist of the following at December 31, 2003:

Long-term:

Deferred tax assets $102,000

Valuation allowance (102,000)

                                   $ 0

NOTE 4 - NOTE PAYABLE
Air-Q has a $55,000 unsecured note payable with a third party bearing interest at 8%. The note is due two business days after Air-Q raises $200,000 from the exercise of warrants.

NOTE 5 - CAPITAL STOCK

On September 23, 2003, Air-Q amended and restated its certificate of incorporation to increase the number of authorized shares of stock to 250,000,000. Air-Q is authorized to issue 200,000,000 shares of common and 50,000,000 shares of preferred stock. The board of directors is authorized to determine the designation, preferences, and rights of the preferred stock.

On June 20, 2003, Air-Q entered into four securities purchase agreements for a total of 5,000,000 shares of common stock at $.10 per share. Air-Q received proceeds totaling $450,000, net of $50,000 cost of raising the capital. As part of the securities purchase agreements, Air-Q issued warrants to acquire 5,000,000 shares of common stock at .$20 per share, 5,000,000 shares of common stock at $.30 per share, 5,000,000 shares of common stock at $.40 and 5,000,000 shares of common stock at $.50 per share. All warrants expire on June 19, 2008. In addition, Air-Q issued warrants to acquire 1,000,000 shares of common stock at ..$20 per share, 1,000,000 shares of common stock at $.30 per share, 1,000,000 shares of common stock at $.40 and 1,000,000 shares of common stock at $.50 per share to a third party as a fee related to raising the capital. These warrants expire on September 14, 2008. The warrants were valued using black scholes and charged against equity as a financing cost, resulting in no change in net equity.

During 2003, Air-Q issued 2,656,500 shares of common stock to third-party consultants for services; resulting in $1,514,825 in non-cash compensation expense included in general and administrative expense in the accompanying statement of expenses

During 2003, Air-Q issued 500,000 shares of common stock valued at $470,000 to the secretary and vice-president as an employment bonus to serve as an officer of Air-Q.

Air-Q measured the transactions at the date of issuance at the quoted market price at prices ranging from $.10 to $3.85 per share There are no performance commitments or penalties for non-performance, therefore Air-Q recorded the expense at the date of issuance.

NOTE 6 - WARRANTS

Air-Q issued warrants to acquire 24,000,000 shares of common stock at prices ranging from $.20 per share to $.50 per shares. 20,000,000 warrants expire on June 19, 2008 and 4,000,000 expire on September 14, 2008. The weighted average exercise price for the warrants granted during 2003 is $.35. As of December 31, 2003, no warrants have been exercised.

NOTE 7 - COMMITMENTS

On September 5, 2003, Air-Q entered into employment agreements with the President and Vice-President for terms of three years at $150,000 and $100,000 per year, respectively. Air-Q did not pay any amounts and the employees have forfeited the amounts due under the agreement from September through December 31, 2003.