Form 10QSB
period 2004-03-31
AIR-Q WI-FI CORP
filed 2004-05-24
CIK 828940

=============================================
                                   Form 10-QSB
                  =============================================



                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2004

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from _______ to _______.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date:

                Class                             Outstanding as of 5-24-04
------------------------------------        ------------------------------------
   Common Stock, $.001 par value                        20,596,704

================================================================================
                         PART I - FINANCIAL INFORMATION
================================================================================


Item 1.  Financial Statements.
--------------------------------------------------------------------------------



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                    Air-Q Wi-Fi Corporation and Subsidiaries

                                                                          Page
                                                                        --------

Balance Sheet as of March 31, 2004 (unaudited)                             3

Statement of Revenues and Expenses for the Three Months Ended
March 31, 2004, and for the Period from June 17, 2003 (Inception),
 Through March 31, 2004 (unaudited)                                        4

Statement of Cash Flows for the Three Months Ended March 31, 2004,
and for the Period from June 17, 2003 (Inception),
Through March 31, 2004 (unaudited)                                         5

Notes to Financial Statements                                              7


                    AIR-Q WI-FI CORPORATION AND SUBSIDIARIES
         --------------------------------------------------------------

                    (Formerly Covenant Financial Corporation)
                          (A DEVELOPMENT STAGE COMPANY)



                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (Unaudited)

                                     ASSETS
Current assets:

      Cash                                                              $   455,035
                                                                        -----------

                             Total Current Assets                           455,035



Equipment                                                                    23,869
                                                                        -----------

                                 Total Assets                           $   478,904
                                                                        ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

      Accounts payable                                                  $     4,600

      Notes payable                                                          54,988
                                                                        -----------

                          Total current liabilities                          59,588

Stockholders' equity:

      Preferred stock, $.001 par value, 50,000,000 shares authorized,           500
      500,000 Series A shares issued and outstanding

      Common stock, $.001 par value; 200,000,000 shares                      20,439
      authorized, 20,194,204 shares issued and outstanding

      Additional paid-in capital                                          3,573,855

      Deficit accumulated during the development stage                   (3,175,478)
                                                                        -----------

                          Total Stockholders' Equity                        419,316
                                                                        -----------

Total Liabilities and Stockholders' Equity                              $   478,904
                                                                        ===========



The accompanying notes are an integral part of these statements.


                    AIR-Q WI-FI CORPORATION AND SUBSIDIARIES
         --------------------------------------------------------------

                    (Formerly Covenant Financial Corporation)
                          (A DEVELOPMENT STAGE COMPANY)



                        STATEMENT OF REVENUE AND EXPENSES
                  Three Months Ended March 31, 2004, and Period
                 from June 17, 2003 (Inception), Through March
                              31, 2004 (Unaudited)

                                            Three Months Ended    Inception through
                                              March 31, 2004        March 31, 2004
                                            ------------------    ------------------
Revenues                                    $              218    $              218

General and administrative                             766,265             2,557,846
                                            ------------------    ------------------

Net loss                                              (766,047)           (2,557,628)

Deemed dividend on preferred stock                    (165,442)             (165,442)
                                            ------------------    ------------------

Net loss available to common stockholders             (931,707)           (2,392,186)
                                            ==================    ==================

Net loss per share:

      Basic and diluted                     $            (0.05)
                                            ==================



Weighted number shares outstanding:

      Basic and diluted                             20,394,292
                                            ==================



The accompanying notes are an integral part of these statements.


                    AIR-Q WI-FI CORPORATION AND SUBSIDIARIES
         --------------------------------------------------------------
                    (Formerly Covenant Financial Corporation)
                          (A DEVELOPMENT STAGE COMPANY)



                             STATEMENT OF CASH FLOWS
                          Three Months Ended March 31,
                       2004, and Period from June 17, 2003
                         (Inception), Through March 31,
                                2004 (Unaudited)

                                                          Three Months Ended    Inception through
                                                            March 31, 2004        March 31, 2004
                                                          ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                  $         (766,047)   $       (3,175,478)

      Adjustments to reconcile net loss to cash used in operating activities:

           Depreciation                                                4,322                 8,748

           Stock issued for services                                 617,850             2,642,676

       Changes in assets and liabilities:

           Accounts payable                                                3                 6,709
                                                          ------------------    ------------------

CASH FLOWS USED IN OPERATING ACTIVITIES                             (143,872)             (517,345)
                                                          ------------------    ------------------



CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchase of equipment                                               0               (32,620)
                                                          ------------------    ------------------



CASH FLOWS FROM FINANCING ACTIVITIES:

       Issuance of note payable                                            0                55,000

       Issuance of preferred shares                                  209,558               209,558

       Issuance of warrants                                          290,442               290,442

       Sale of common stock, net                                           0               450,000
                                                          ------------------    ------------------

CASH FLOWS PROVIDED BY FINANCING                                     500,000             1,005,000
ACTIVITIES:
                                                          ------------------    ------------------






NET INCREASE IN CASH                                                 356,128               455,035

Cash, beginning of period                                             98,907                     0
                                                          ------------------    ------------------

Cash, end of period                                       $          455,035    $          455,035
                                                          ==================    ==================



Supplemental information:

       Income taxes paid                                  $                0    $                0
                                                          ==================    ==================

       Interest paid                                      $                0    $                0
                                                          ==================    ==================




























The accompanying notes are an integral part of these statements.

                    AIR-Q WI-FI CORPORATION AND SUBSIDIARIES
         --------------------------------------------------------------

                    (Formerly Covenant Financial Corporation)
                          (A DEVELOPMENT STAGE COMPANY)



                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 2004 (Unaudited)



Note 1.  Basis of Presentation
-----------------------------------------------------------------------

The accompanying unaudited interim financial statements of Air-Q Wi-Fi Corporation ("Air-Q"), formerly Covenant Financial Corporation ("Covenant") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the audited financial statements filed with the SEC on Form 8-K/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 8-K/A have been omitted.

      Recent Accounting Pronouncements
      -------------------------------------------------------------

      The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the period ended March 31, 2004, Air-Q's pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

Note 2. Common Stock
-----------------------------------------------------------------------

In January and March of 2004, Wi-Fi issued 165,500 shares of common stock for services. The services were valued using the market price on the date issued, resulting in $617,850 in compensation expense.

Note 3.  Preferred Stock
-----------------------------------------------------------------------

Air-Q is authorized to issue 50,000,000 shares of preferred stock, $.001 par value. On March 2, 2004, Air-Q issued 500,000 shares of a newly created Series A convertible preferred stock (the "preferred stock"), and issued 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $3.50 per share and 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $4.50 per share for cash proceeds totaling $500,000.

The shares of Series A preferred stock are convertible at any time into 100,000 shares of Air-Q common stock. The shares of common stock underlying the Series A preferred stock and the warrants possesses certain demand registration rights.

The warrants issued to the holders of the Preferred Stock were assigned a value of $290,442, which decreased the carrying value of the Preferred Stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 3.5%, and expiration date of March 1, 2007, a volatility factor of 53% and a dividend yield of 0%. In connection with the issuance of the Preferred stock and warrants, Air-Q recorded $165,442 related to the beneficial conversion feature on the Preferred Stock as a deemed dividend, which will be reflected in the income or loss applicable to common stockholders in the calculation of basic and diluted net loss per share. A beneficial conversion feature is present because the effective conversion price of the Preferred Stock was less that the fair value of the common stock on the commitment date.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Background.
---------------------------------------------------------------------------

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

Following FMF Investments' acquiring control, our then-directors resigned and FMF Investments, acting by written consent in lieu of a meeting of a majority of shareholders, elected David Loflin and Waddell D. Loflin as our directors.

Also, on June 20, 2003, pursuant to a stock purchase agreement, we acquired all of the outstanding capital stock of Air-Q Corp., a Nevada corporation ("Air-Q NV"), by issuing a total of 11,000,000 shares, or approximately 95% of the then-outstanding shares, of our common stock to the shareholders of Air-Q NV. Our board of directors did not employ any standard valuation formula or any other standard measure of value.

For accounting purposes, the reverse-merger will be treated as an acquisition of
Covenant   Financial   Corporation   (now  Air-Q   Wi-Fi   Corporation)   and  a
recapitalization of Air-Q Corp. (now a subsidiary of Air-Q Wi-Fi Corporation).

Change in Business Plan.
---------------------------------------------------------------------------

We are a start-up business. Our management has committed all available current and future capital and other resources to expanding our Wi-Fi services business. We currently provide Wi-Fi services to customers in Baton Rouge, Louisiana, Phoenix, Arizona, and Boulder, Colorado.

Sales of Equity.
---------------------------------------------------------------------------

      2004
      --------------------------------------------------------------

      In March 2004, we entered into a securities purchase agreement. Under this agreement, we issued securities for cash in the amount of $500,000, as follows: 500,000 shares of our Series A preferred stock, convertible into 100,000 shares of our common stock after September 2, 2004, 250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $3.50 per share and 250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $4.50 per share. These warrants expire March 1, 2007.

      2003
      --------------------------------------------------------------

      In June 2003, we entered into four separate securities purchase agreements. Under each agreement, we issued securities for cash in the amount of $125,000, as follows: 1,250,000 shares of our common stock, 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share. For more information about these agreements, please see the discussion under "Certain Transactions - Securities Purchases".

Critical Accounting Policies.
---------------------------------------------------------------------------

There were no material changes to our critical accounting policies during the period ended March 31, 2004.

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

Results of Operations.
---------------------------------------------------------------------------

During the period ended March 31, 2004, we generated $218 (unaudited) in revenues from our business operations. We currently lack the capital necessary to pursue our full-scale business plan, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

Due to our severe lack of capital, during the period ended March 31, 2004, we issued shares of our common stock to consultants in payment of their services. The fair value of the shares issued to consultants is $617,850 (unaudited) and is included in our statement of revenue and expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The full value of the consulting services received by us under each agreement has been expensed.

We do not expect to incur consulting expenses during the remainder 2004 in any significant amount. However, our management may, if necessary, hire consultants and pay them in cash, shares of our common stock or a combination thereof, should our circumstances change.

Liquidity and Capital Resources.
---------------------------------------------------------------------------

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are moderately liquid; we believe that we possess enough cash, through the result of recent securities sales, to pursue more aggressively our strategies for expanding our "footprint" as quickly as possible. Now, in addition to internally generated growth, we are seeking individuals and companies to become Wi-Fi development partners. To date, we have entered into Wi-Fi development agreements with three entities. Our growth in Arizona and California is attributable to the efforts of our development partner there.

Until we obtain funds through the exercise of our outstanding warrants, or otherwise, we will not aggressively pursue additional development partners. Our management has made this determination because of its desire not to over-commit our resources. Our management's philosophy is to make capital and related commitments only to the extent our available capital permits. Our management's philosophy may, in the future, prove to have been flawed, to the extreme detriment to our business and, ultimately, our shareholders.

      Our Capital Needs.
      -----------------------------------------------------

      Our current level of operations can be maintained for the next twelve months, as we have received approximately $1,000,000 from sales of securities during 2003 and 2004. To begin the aggressive pursuit of our business objectives, we will require an additional approximately $1 million.

      Currently, we do not possess enough capital to pursue aggressively our business objectives.

Management's Plans Relating to Future Liquidity.
---------------------------------------------------------------------------

We possess adequate capital to sustain our current level of operations for the next twelve months.

In March 2004, we obtained $500,000 from the sale of units of our securities to a private investor. The proceeds from this sale of securities will be used to purchase needed Wi-Fi equipment, for marketing and for working capital. These funds are sufficient permit us to continue our current level of operations for at least twelve months.

We have a note payable totaling $55,000 at December 31, 2003. The proceeds from this note were used for working capital. This note, including accrued interest, will be repaid out of proceeds derived from the exercise of our outstanding warrants.

Our best opportunity for obtaining funds needed to pursue aggressively our business objectives is through the exercise of the 9,500,000 outstanding warrants, which, if exercised, would provide a total of approximately $8,000,000. There is no assurance that these warrants will be exercised. We do not currently possess another potential source of capital on a similar scale.

Capital Expenditures.
---------------------------------------------------------------------------

For the three months ended March 31, 2004, we made only small expenditures for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no capital expenditures.

Item 3. Controls and Procedures.
--------------------------------------------------------------------------------

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


================================================================================
                           PART II - OTHER INFORMATION
================================================================================
Item 1. Legal Proceedings.
--------------------------------------------------------------------------------

We are not currently involved in any legal proceeding.



Item 2. Changes in Securities.
--------------------------------------------------------------------------------

During the three months ended March 31, 2004, we issued securities as follows:

1.    (a)   Securities  Sold.  In  February  2004,  a total of 26,000  shares of
            Company Common Stock were issued.

      (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to JPM Holdings, Inc.

      (c) Consideration. Such shares of Common Stock were issued pursuant to a development agreement and were valued at approximately $90,000.

      (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

2.    (a)   Securities  Sold. In March 2004,  500,000 shares of Company Series A
            Preferred Stock were issued.

      (b) Underwriter or Other Purchasers. Such shares of Common Stock were issued to Claymore Asset Management Ltd.

      (c) Consideration. Such shares of Series A Preferred Stock were issued pursuant to a securities purchase agreement for $500,000 in cash.

      (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

      (e) Terms of Conversion or Exercise. The shares of Series A Preferred Stock have the right, at the holder's option, at any time or from time to time following the one hundred eightieth day from issue, to convert any of such shares of series A preferred stock into fully paid and non-assessable shares of our common stock, at the rate of one share of common stock for every five shares of series A preferred stock so converted.

3.    (a)   Securities  Sold.  In March 2004,  a total of 500,000  common  stock purchase warrants of the Company were issued.

      (b) Underwriter or Other Purchasers. Such warrants were issued to Claymore Asset Management Ltd. (c) Consideration. Such warrants were issued as part of a unit pursuant to a securities purchase agreement.

      (d) Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

      (e)   Terms of  Conversion or Exercise.  Exercise  prices of the warrants:
            250,00 shares at $3.50 per share; and 250,000 shares at $4.50 per share. All of the warrants are exercisable for a period of three years from issuance.



Item 3. Defaults upon Senior Securities.
--------------------------------------------------------------------------------

      None.



Item 4. Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------------------------

      None.



Item 5. Other Information.
--------------------------------------------------------------------------------

      None.



Item 6. Exhibits and Reports on Form 8-K.
--------------------------------------------------------------------------------

(a) Exhibits.
---------------------------------------------------------------------------

           Exhibit No.                              Description
      ----------------------        --------------------------------------------

               31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)

               31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b)

               32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

               32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

(b) Reports on Form 8-K.
---------------------------------------------------------------------------

      During the three months ended March 31, 2004, we filed one Current Report on Form 8-K, as follows:

            - Date of Event: March 2, 2004, wherein we reported the sale of units of preferred stock and warrants; this Current Report on Form 8- K is incorporated herein by this reference.

      Subsequent to March 31, 2004, we have filed one Current Report on Form 8-K, as follows:

            - Date of Event: April 23, 2004, wherein we reported the cancellation of outstanding warrants the issuance of new warrants in their stead; this Current Report on Form 8- K is incorporated herein by this reference.



                                   SIGNATURES
--------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2004                      AIR-Q WI-FI CORPORATION



                                        By: /s/ DAVID LOFLIN
                                            ---------------------------------
                                            David Loflin

                                            President and Acting Chief Financial
                                            Officer [Principal Accounting
                                            Officer]