Form 10QSB
period 2004-06-30
AirRover Wi-Fi Corp.
filed 2004-08-23
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission File No. 33-19961

AirRover Wi-Fi Corp.
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 8-20-04
Common Stock, $.001 par value	21,157,722

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AirRover Wi-Fi Corp. and Subsidiaries
Page
Balance Sheet as of June 30, 2004 (unaudited)	3
Statement of Revenues and Expenses for the Three Months and Six Months Ended June 30, 2004, and for the Period from June 17, 2003 (Inception), Through June 30, 2004 (unaudited)	4
Statement of Cash Flows for the Six Months Ended June 30, 2004, and for the Period from June 17, 2003 (Inception), Through June 30, 2004 (unaudited)	5
Notes to Financial Statements	7

AIRROVER WI-FI CORP. AND SUBSIDIARIES
(Formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET JUNE 30, 2004 (Unaudited)
ASSETS
Current assets:
Cash	$137,298
Deposit on acquisition	381,100
Total Current Assets	518,398

Equipment	69,247
Total Assets	$587,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$15,310
Notes payable	54,488
Total current liabilities	69,798
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 200,000,000 shares authorized, 21,117,704 shares issued and outstanding	21,118
Additional paid-in capital	4,840,326
Deficit accumulated during the development stage	(4,344,097)
Total Stockholders' Equity	517,847
Total Liabilities and Stockholders’ Equity	$587,645

The accompanying notes are an integral part of these statements.

AIRROVER WI-FI CORP. AND SUBSIDIARIES
(Formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF REVENUE AND EXPENSES Three Months and Six Months Ended June 30, 2004, and Period from June 17, 2003 (Inception), through June 30, 2004 (Unaudited)
Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Inception through June 30, 2004
Revenues	$1,407	$1,625	$1,625
General and administrative	1,004,583	1,770,849	4,180,280
Net loss	(1,003,177)	(1,769,224)	(4,178,655)
Deemed dividend on preferred stock	0	(165,442)	(165,442)
Net loss available to common stockholders	$(1,003,177)	$(1,934,666))	$(4,344,097)
Net loss per share:
Basic and diluted	$(0.05)	$(0.09)

Weighted number shares outstanding:
Basic and diluted	20,438,220	20,538,536

The accompanying notes are an integral part of these statements.

AIRROVER WI-FI CORP. AND SUBSIDIARIES
(Formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS Six Months Ended June 30, 2004, and Period from June 17, 2003 (Inception), through June 30, 2004 (Unaudited)
Six Months Ended June 30, 2004	Inception through June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,934,666)	$(4,344,097)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	9,473	13,701
Stock issued for services	1,503,899	3,528,725
Changes in assets and liabilities:
Accounts payable	10,723	17,429
CASH FLOWS USED IN OPERATING ACTIVITIES	(410,571)	(784,242)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(50,328)	(82,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable	0	55,000
Payment of note payable	(512)	(512)
Issuance of preferred shares	209,558	209,558
Issuance of warrants	290,442	290,442
Sale of common stock, net	0	450,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	499,488	1,004,488

NET INCREASE IN CASH	38,589	137,298
Cash, beginning of period	98,709	0
Cash, end of period	$17,298	$137,298

Supplemental information:
Income taxes paid	$0	$0
Interest paid	$0	$0

Non-cash Financial Activities:
Liabilities assumed in merger	$0	$8,922
Stock issued in acquisition	$381,100	$381,100

The accompanying notes are an integral part of these statements.

AIRROVER WI-FI CORP. AND SUBSIDIARIES
(Formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS June 30, 2004 (Unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of AirRover Wi-Fi Corp. (formerly Air-Q Wi-Fi Corporation) (“AirRover”), formerly Covenant Financial Corporation (“Covenant”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the audited financial statements filed with the SEC on Form 8-K/A and Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

Recent Accounting Pronouncements

The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standard ("FAS") No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002 requires pro forma net income (loss) and pro forma net income (loss) per share to be disclosed in interim financial statements. For the period ended June 30, 2004, AirRover’s pro form net loss and net loss per share are equal to the net loss and net loss per share reported herein.

Note 2. Common Stock

In January, March, April and June of 2004, AirRover issued 640,000 shares of common stock for services. The services were valued using the market price on the date issued, resulting in $1,503,900 in compensation expense.

In May 2004, AirRover issued 206,000 shares of common stock in connection with the acquisition of AirRover Networks, Inc. As of June 30, 2004, AirRover had not taken control of the acquired entity, and the amount for shares outstanding are treated as a deposit on the acquisition.

Note 3. Preferred Stock

AirRover is authorized to issue 50,000,000 shares of preferred stock, $.001 par value. On March 2, 2004, AirRover issued 500,000 shares of a newly created Series A convertible preferred stock (the “preferred stock”), and issued 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $3.50 per share and 250,000 warrants to purchase 250,000 shares of our common stock at an exercise price of $4.50 per share for cash proceeds totaling $500,000.

The shares of Series A preferred stock are convertible at any time into 100,000 shares of AirRover common stock. The shares of common stock underlying the Series A preferred stock and the warrants possesses certain demand registration rights.

The warrants issued to the holders of the Preferred Stock were assigned a value of $290,442, which decreased the carrying value of the Preferred Stock. The warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 3.5%, and expiration date of March 1, 2007, a volatility factor of 53% and a dividend yield of 0%. In connection with the issuance of the Preferred stock and warrants, AirRover recorded $165,442 related to the beneficial conversion feature on the Preferred Stock as a deemed dividend, which will be reflected in the income or loss applicable to common stockholders in the calculation of basic and diluted net loss per share. A beneficial conversion feature is present because the effective conversion price of the Preferred Stock was less that the fair value of the common stock on the commitment date.

Note 4. Commitments and Contingencies

On April 23, 2004, AirRover reached an agreement with an investor group to restructure 20,000,000 of its outstanding warrants. Under the agreement, warrants to purchase 20,000,000 shares, with an average exercise price of $.35 per share, were cancelled and new warrants to purchase 5,000,000 shares at an average exercise price of $1.00 per share were issued. The 5,000,000 warrants will expire on April 22, 2008.

Note 5. Declaration of Dividend

One June 21, 2004, AirRover’s board of directors declared a dividend of units of its securities. Each unit of securities is comprised of one share of common stock and one warrant with an exercise price of $2.00 per share. Each shareholder of record on the record date, June 30, 2004, is entitled to receive one unit for each 10 shares of AirRover common stock owned.

The physical delivery of the dividend securities will not occur until a registration statement under the Securities Act of 1933, as amended, covering the dividend transaction has been declared effective by the SEC.

FORWARD-LOOKING STATEMENTS

This report by AirRover Wi-Fi Corp. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "plan", "forecast" and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Background.

On June 20, 2003, there occurred a change in control of AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation, formerly Covenant Financial Corporation. Pursuant to a stock purchase agreement, FMF Investments, Ltd., a Texas limited partnership, purchased 611,000 shares, or 54.59%, of our outstanding common stock from Eric Anderson. FMF Investments paid Mr. Anderson a total of $70,000 in cash, which funds were obtained by FMF Investments through its other business activities and not as a loan.

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

For accounting purposes, the reverse-merger will be treated as an acquisition of Covenant Financial Corporation (now AirRover Wi-Fi Corp.) and a recapitalization of Air-Q Corp. (now a subsidiary of AirRover Wi-Fi Corp.).

Sales of Equity.
2004

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

Critical Accounting Policies.
There were no material changes to our critical accounting policies during the period ended June 30, 2004.

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

Results of Operations.

During the period ended June 30, 2004, we generated $1,625 (unaudited) in revenues from our business operations. We currently lack the capital necessary to pursue our full-scale business plan, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

Due to our severe lack of capital, during the period ended June 30, 2004, we issued shares of our common stock to consultants in payment of their services. The fair value of the shares issued to consultants is $1,503,900 (unaudited) and is included in our statement of revenue and expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The full value of the consulting services received by us under each agreement has been expensed.

It is likely that we will incur consulting expenses during the remainder 2004, though we do not expect these expenses to be at the same level as in prior periods. The consultants may be paid in cash, shares of our common stock or a combination thereof, in the determination of our board of directors.

Liquidity and Capital Resources.

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are moderately liquid; we believe that we possess enough cash, through the result of recent securities sales, to pursue more aggressively our strategies for expanding our “footprint” as quickly as possible. Now, in addition to internally generated growth, we are seeking individuals and companies to become Wi-Fi development partners. To date, we have entered into Wi-Fi development agreements with three entities. Our growth in Arizona and California is attributable to the efforts of our development partner there.

Until we obtain funds through the exercise of our outstanding warrants, or otherwise, we will not aggressively pursue additional development partners. Our management has made this determination because of its desire not to over-commit our resources. Our management’s philosophy is to make capital and related commitments only to the extent our available capital permits. Our management’s philosophy may, in the future, prove to have been flawed, to the extreme detriment to our business and, ultimately, our shareholders.

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

Capital Expenditures.

For the six months ended June 30, 2004, we made only small expenditures for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no capital expenditures.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2. Changes in Securities.
During the three months ended June 30, 2004, we issued restricted securities as follows:
1.	(a)	Securities Sold. In April 2004, 1,250,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Douglasbank Capital, Ltd.
	(c)	Consideration. Such warrants were issued in consideration of the cancellation of outstanding warrants.
(d)

Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. The exercise price of these warrants is $1.00 per share. These warrants are exercisable for a period of five years from issuance.
2.	(a)	Securities Sold. In April 2004, 1,250,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Douglasdale Capital, Ltd.
	(c)	Consideration. Such warrants were issued in consideration of the cancellation of outstanding warrants.
(d)

Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. The exercise price of these warrants is $1.00 per share. These warrants are exercisable for a period of five years from issuance.
3.	(a)	Securities Sold. In April 2004, 1,250,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to Heyer Capital Fund.
	(c)	Consideration. Such warrants were issued in consideration of the cancellation of outstanding warrants.
(d)

Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. The exercise price of these warrants is $1.00 per share. These warrants are exercisable for a period of five years from issuance.
4.	(a)	Securities Sold. In April 2004, 1,250,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such warrants were issued to 1008212 Alberta, Ltd.
	(c)	Consideration. Such warrants were issued in consideration of the cancellation of outstanding warrants.
(d)

Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

	(e)	Terms of Conversion or Exercise. The exercise price of these warrants is $1.00 per share. These warrants are exercisable for a period of five years from issuance.
5.	(a)	Securities Sold. In April 2004, 13,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to JPM Holdings, Inc.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a development agreement and were valued at approximately $25,740.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

6.	(a)	Securities Sold. In May 2004, 206,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to the owners of AirRover Networks, Inc.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to an acquisition agreement and were valued at approximately $381,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

7.	(a)	Securities Sold. In June 2004, 20,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Casey Jensen.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to an employment agreement and were valued at approximately $35,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

8.	(a)	Securities Sold. In June 2004, 60,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Rhino Capital, Inc.
	(c)	Consideration. Such shares of Common Stock were issued pursuant to a consulting agreement and were valued at approximately $99,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the Company.

9.	(a)	Securities Sold. In June 2004, a total of 100,000 shares of Company Common Stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of Common Stock were issued to Gregory A. Bonner (50,000 shares) and Ira R. Witkin (50,000 shares).
	(c)	Consideration. Such shares of Common Stock were issued as a bonus for such persons’ services as a director of the Company and were valued at $90,000.
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
(b) Reports on Form 8-K.
During the three months ended June 30, 2004, we filed one Current Report on Form 8-K, as follows:
-

Date of Event: April 23, 2004, wherein we reported the cancellation of outstanding warrants the issuance of new warrants in their stead; this Current Report on Form 8- K is incorporated herein by this reference.

-	Date of Event: May 21, 2004, wherein we reported the acquisition of AirRover Networks, Inc.; this Current Report on Form 8- K is incorporated herein by this reference.
-	Date of Event: May 24, 2004, wherein we reported a change in our corporate name; this Current Report on Form 8- K is incorporated herein by this reference.
-	Date of Event: June 21, 2004, wherein we reported the declaration of a dividend; this Current Report on Form 8- K is incorporated herein by this reference.
Since June 30, 2004, we have not filed a Current Report on Form 8-K.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2004	AIRROVER WI-FI CORP.

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer [Principal Accounting Officer]