Form 10QSB
period 2004-09-30
AirRover Wi-Fi Corp.
filed 2004-11-23
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2004
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 11-19-04
Common Stock, $.001 par value	95,522,946

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AirRover Wi-Fi Corp. and Subsidiaries
Page
Balance Sheet as of September 30, 2004 (unaudited)	3
Statement of Revenues and Expenses for the Three Months and Nine Months Ended September 30, 2004, and for the Period from June 17, 2003 (Inception), Through September 30, 2004 (unaudited)	4
Statement of Cash Flows for the Nine Months Ended September 30, 2004, and for the Period from June 17, 2003 (Inception), Through September 30, 2004 (unaudited)	5
Notes to Financial Statements	7

AIRROVER WI-FI CORP. AND SUBSIDIARIES
(Formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET September 30, 2004 (Unaudited)
ASSETS
Current assets:
Cash	$15,536
Total Current Assets	15,536
Equipment, net of accumulated depreciation	83,315
Intangibles:
Acquired customer base, net of accumulated amortization of $5,000	95,000
Goodwill, net of accumulated amortization of $14,055	266,951
Total Assets	$460,802
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,736
Notes payable	54,488
Total current liabilities	59,224
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 200,000,000 shares authorized, 85,904,740 shares issued and outstanding	85,905
Additional paid-in capital	4,908,659
Deficit accumulated during the development stage	(4,593,486)
Total Stockholders' Equity	401,578
Total Liabilities and Stockholders’ Equity	$460,802

The accompanying notes are an integral part of these statements.

AIRROVER WI-FI CORP. AND SUBSIDIARIES
(Formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF REVENUE AND EXPENSES Three Months and Nine Months Ended September 30, 2004, and Period from June 17, 2003 (Inception), through September 30, 2004 (Unaudited)
Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Inception through September 30, 2004
Revenues	$4,371	$5,996	$5,996
General and administrative	253,760	2,024,609	4,434,040
Net loss	(249,389)	(2,018,613)	(4,428,044)
Deemed dividend on preferred stock	0	(165,442)	(165,442)
Net loss available to common stockholders	$(249,389)	$(2,184,055)	$(4,593,486)
Net loss per share:
Basic and diluted	$(0.003)	$(0.026)

Weighted number shares outstanding:
Basic and diluted	84,791,253	84,506,517

The accompanying notes are an integral part of these statements.

AIRROVER WI-FI CORP. AND SUBSIDIARIES
(Formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS Nine Months Ended September 30, 2004, and Period from June 17, 2003 (Inception), through September 30, 2004 (Unaudited)
Nine Months Ended September 30, 2004	Inception through September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,184,055)	$(4,593,486)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	32,756	36,984
Stock issued for services	1,547,059	3,571,885
Changes in assets and liabilities:
Accounts payable	5,987	12,693
CASH FLOWS USED IN OPERATING ACTIVITIES	(598,253)	(971,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(62,956)	(95,576)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of note payable	0	55,000
Payment of note payable	(512)	(512)
Issuance of preferred shares	209,558	209,558
Issuance of warrants	290,442	290,442
Issuance of options	(11,452)	(11,452)
Sale of common stock, net	90,000	540,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	578,036	1,083,036

NET INCREASE (DECREASE) IN CASH	(83,173)	15,536
Cash, beginning of period	98,709	0
Cash, end of period	$15,536	$15,536

Supplemental information:
Income taxes paid	$0	$0
Interest paid	$0	$0

Non-cash Financial Activities:
Liabilities assumed in merger	$0	$8,922
Stock issued in acquisition	$381,100	$381,100

The accompanying notes are an integral part of these statements.

AIRROVER WI-FI CORP. AND SUBSIDIARIES
(Formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS September 30, 2004 (Unaudited)

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

Note 2. Common Stock

During the nine months ended September 30, 2004, AirRover issued 753,870 shares of common stock for services. The services were valued using the market price on the date issued, resulting in $1,547,060 in compensation expense.

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

Note 6. Stock Split

In August 2004, AirRover’s board of directors approved a 4-for-1 forward split of our common stock, which forward split was approved by a majority of our shareholders, acting by written consent in lieu of a meeting. The record date for the forward split of AirRover’s common stock was September 7, 2004.

Note 7. Subsequent Events
Shares for Services

In October 2004, AirRover issued a total of 5,042,856 shares of common stock to its officers and directors, as a bonus for their services in such capacities, due to AirRover’s lack of cash with which to pay such persons. In addition, AirRover issued 2,500,000 shares of its common stock in payment of legal services. All such shares were valued at $.08 per share, the closing price of AirRover’s common stock on October 20, 2004.

Memorandum of Understanding re: Acquisition

In November 2004, AirRover entered into memorandum of understanding to acquire Diamondi Technologies, Inc. (DTI), a privately-held California-based computer software developer. DTI has developed a hand-held Wi-Fi-based gaming system for on-premises use by casinos. The parties are currently engaged in their respective due diligence activities. The acquisition of DTI is expected to be made solely with shares of AirRover’s common stock. AirRover’s management is not aware of any impediment to its reaching a final agreement with DTI and anticipates that a definitive agreement will be signed in the near future.

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

Critical Accounting Policies.
There were no material changes to our critical accounting policies during the period ended September 30, 2004.

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

Results of Operations.

During the nine months ended September 30, 2004, we generated a total of $5,996 (unaudited) in revenues from our business operations, $4,371 (unaudited) of which was generated during the three months ended September 30, 2004. We currently lack the capital necessary to pursue our full-scale business plan, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

Due to our severe lack of capital, during the nine months ended September 30, 2004, we issued shares of our common stock to consultants in payment of their services. The fair value of the shares issued to consultants is $1,547,060 (unaudited) and is included in our statement of revenue and expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The full value of the consulting services received by us under each agreement has been expensed.

It is likely that we will incur consulting expenses during the remainder 2004, though we do not expect these expenses to be at the same level as in prior periods. The consultants may be paid in cash, shares of our common stock or a combination thereof, in the determination of our board of directors.

Subsequent to September 30, 2004, we issued a total of 5,042,856 shares of common stock to our officers and directors, as a bonus for their services in such capacities, due to AirRover’s lack of cash with which to pay such persons. In addition, AirRover issued 2,500,000 shares of its common stock in payment of legal services. All such shares were valued at $.08 per share, the closing price of AirRover’s common stock on October 20, 2004. AirRover’s operating results for the fourth quarter of 2004 will reflect a charge of approximately $600,000 as a result of these issuances.

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

We have entered into a non-binding memorandum of understanding with respect to the acquisition of Diamond I Technologies, Inc. Currently, we do not possess adequate capital with which to permit Diamond I to pursue its full plan of development. We cannot assure you that we will acquire Diamond I or, if acquired, that we will be able to obtain adequate funding for Diamond I’s use.

Our Capital Needs.

Our current level of operations can be maintained for the next six months, as we have received approximately $1,000,000 from sales of securities during 2003 and 2004. To begin the aggressive pursuit of our business objectives, we will require an additional approximately $1 million.

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

Capital Expenditures.

For the nine months ended September 30, 2004, we made only small expenditures for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no capital expenditures.

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

Item 2. Changes in Securities.
During the three months ended September 30, 2004, we did not issue any restricted securities.
Subsequent to September 30, 2004, we have issued restricted securities, as follows:
1.	(a)	Securities Sold. In October 2004, a total of 7,542,856 shares of Company Common Stock were issued.
(b)

Underwriter or Other Purchasers. Such shares of Common Stock were issued to David Loflin (2,857,142 shares), Waddell D. Loflin (1,785,714 shares), Gregory A. Bonner (200,000 shares), Ira R. Witkin (200,000 shares) and Newlan & Newlan, Attorneys at Law (2,500,000 shares).

	(c)	Consideration. Such shares of Common Stock were issued either as a bonus or for services rendered and were valued, in the aggregate, at $603,428.
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
(b) Reports on Form 8-K.
During the three months ended September 30, 2004, we filed Current Reports on Form 8-K or Form 8-K/A, as follows:
-

Date of Event: May 21, 2004, wherein we amended a previously filed report, to include the required financial statements of AirRover Networks, Inc.; this Current Report on Form 8-K/A is incorporated herein by this reference.

-	Date of Event: August 20, 2004, wherein we reported a change in our independent auditor; this Current Report on Form 8- K is incorporated herein by this reference.
-	Date of Event: August 24, 2004, wherein we reported the forward split of our common stock; this Current Report on Form 8- K is incorporated herein by this reference.
Since September 30, 2004, we have not filed a Current Report on Form 8-K.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 22, 2004	AIRROVER WI-FI CORP.

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer [Principal Accounting Officer]