Form 10KSB
period 2004-12-31
Diamond I, Inc.
filed 2005-04-26
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2004
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 33-19961
Diamond I, Inc.
(Name of Small Business Issuer in its Charter)
Delaware	01-0623010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
5555 Hilton Avenue, Suite 207, Baton Rouge, Louisiana 70808
(Address of Principal Executive Offices, Including Zip Code)
(225) 923-1034
(Issuer's Telephone Number, Including Area Code)
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ ] No [ X ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $8,094.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of April 18, 2005, was approximately $7,000,000.
The number of shares outstanding of the issuer's common equity as of April 18, 2005, was 187,216,525 shares of common stock, par value $.001.
Documents Incorporated by Reference: Current Report on Form 8-K, date of event: January 18, 2005.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


PART I
Item 1.	Description of Business
Recent Developments and Changes

During the last half of 2004, our Wi-Fi (wireless fidelity) Internet access, or “hotspot”, business did not expand as we had expected. This lack of growth was in line with the rest of the hotspot industry. To date, Wi-Fi hotspot use by consumers has not met, by a wide margin, forecasts made during 2002 and 2003, with several well-known telecommunications companies abandoning their efforts to develop a hotspot business.

During the last quarter of 2004, our management determined to change the direction of our company, to focus on the development of products that embody Wi-Fi technologies rather than on the provision of hotspot Internet access. In conjunction with this determination, we began a search for Wi-Fi-related products that offered growth potential and were available for acquisition.

As a result, on January 18, 2005, pursuant to an agreement and plan of reorganization, we acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a Nevada corporation (“DITech”).

DITech has developed a hand-held Wi-Fi-based gaming system for on-premises use by casinos/resorts, known as “WiFiCasino GS”(TM). WiFiCasino GS is based on a patent-pending security system and would permit casino patrons to secure a PDA device from the casino that would enable the patrons to enjoy in-room and pool-side gaming action, as well as other casino services. DITech has previewed WiFiCasino GS for private audiences in client-and-regulatory-specific presentations. WiFiCasino GS is not yet licenced for use in any jurisdiction. DITech intends to seek regulatory approval of its gaming system and has begun to take necessary steps to do so in the State of Nevada and the Republic of the Philippines.

Due to our determination not to actively pursue our Wi-Fi hotspot business, this Annual Report on Form 10-KSB does not contain a description of that business. Rather, inasmuch as our future success depends on our ability to develop and expand our WiFiCasino GS products, the following disclosure focuses on those business operations.

What is Wi-Fi?

The term “Wi-Fi” is short for “wireless fidelity” and refers to an industry standard for wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in unlicensed spectra, such as 2.4 and 5.8 Ghz.

General

We are a development-stage business. In response to the down turn in the hotspot industry, our management has determined to commit all available current and future capital and other resources to developing and expanding the business of DITech. Should the hotspot business gain strength, it is possible that our management will again invest in that part of our business.

What is WiFiCasino GS(TM)?
Wireless Gaming System

Our WifiCasino GS is a secure wireless PDA-based gambling and media network designed for Las Vegas-style casinos and resorts, as well as cruise ships and race tracks. The WifiCasino GS is designed to allow patrons to gamble anywhere on a casino’s, ship’s or track’s premises (as permitted by regulatory bodies), including in their rooms, pool-side and at the bar. Using unique, patent-pending proprietary technologies, our wireless gaming system offers a highly secure and consumer friendly gambling solution.

In addition, our wireless gaming system is capable of extending beyond gambling applications, to include providing Internet access, obtaining resort information, ordering meals and drinks, accessing concierge services, etc. With future applications in mind, WifiCasino GS’s modular design will accommodate future plug-in modules that provide additional functionality, thereby permitting the host resort to provide its patrons with new forms of services and experiences.

Implementation Options

WifiCasino GS can be setup solely as a wireless gambling product or can be implemented as a full resort services/gambling/management/media system, depending on the preferences of the resort. Our system can be integrated into a resort’s existing IT infrastructure or can be installed and operated as a stand-alone system.

WifiCasino GS is made up of five integrated systems that deliver wireless gambling, multimedia applications and Advanced Customer Relationship Management (CRM), as well as Statistical Recording/Analysis (SRA).

-

SecureGamble provides the gambling and security features allowing users to gamble from PDA’s within the hotel. It uses biometric identification, location tracking, and other security implementations to guarantee legitimate gambling.

-

MediaServe is a modular system that handles the non-gambling media, marketing, and other amenities and services. At anytime, the resort can choose to implement optional modules that deliver customized features to the casino guest, such as internet access, resort and event info, audio/video features, account information, concierge services, checkout and billing info.

-	AirTrack is the location tracking system. This system is used by every other system and location-based service.
-	GSAdmin is the management and administration system for the WifiCasino GS, which allows management to monitor any active module or application in real-time.
-	OpenHand CRM/SRA is the full CRM and Statistical Recording/Analysis engine of the system. It works to collect user data, activity info, location info, etc.
Market Development
Republic of the Philippines

We have begun the process towards securing a license for our WiFiCasino GS product in the Republic of the Philippines. Our first in-person presentation to the Philippine Amusement and Gaming Corporation (PAGCOR) is expected to occur in late May or early June of this year. We cannot assure you that we will obtain a license to operate our WiFiCasino GS system in the Republic of the Philippines, which would be detrimental to the development of our business.

State of Nevada

Currently, we are supporting pending legislation, which has passed through committee and is now before the full legislature, in the State of Nevada that would permit gaming in public areas within a casino’s premises, inasmuch as our WiFiCasino GS system was designed to operate in such areas. Although we are optimistic that this pending legislation will become law, we cannot predict whether such will be the case.

In conjunction with our legislative activities, we seek to secure a Las Vegas hotel/casino to serve as the demonstration site for our WifiCasino GS. We are currently in negotiations with one or more Las Vegas casinos to serve as the demonstration facility for our WiFiCasino GS system.

Other Venues

We are also working to secure a cruise ship on which to implement one of our WifiCasino GS systems. We have had preliminary discussions with the owners of one or more cruise ships. We have also had preliminary discussions with the owners of one or more horse racing facilities, with respect to its establishing a WifiCasino GS system on such a facility. We cannot assure you that we will be successful in these efforts.

Gaming Industry Background

For 2003, worldwide casino-based gaming revenues have been estimated to have been approximately $800 billion. For 2002, U.S. casino-based gaming revenues were approximately $26.5 billion. (Source: Ernst & Young, “2004 United States Gaming Bulletin”).

According to industry sources, casino-based gaming revenues are expected to increase each year for the foreseeable future. Historically, revenues from slot machines and poker have comprised approximately 70% of total gaming revenues. Due the long-term high popularity of slot machines, as well as the current popularity of “Texas Hold’em” poker, our WiFiCasino GS will initially offer video slots and poker games to users.

Gaming-Related Equipment and Software

All of the equipment used in our WiFiCasino GS systems will be off-the-shelf or modified-off-the-shelf items. Inasmuch as there are several manufacturers of the types of equipment we require, we expect no problems in obtaining needed equipment at competitive prices.

In configuring the WiFiCasino GS system for use, we use a combination of open-use software and proprietary technologies and software developed by us.
Gaming Industry Competition

The gaming industry is extremely competitive. We compete against many large gaming companies who have far greater resources, financial and otherwise, than do we. We cannot provide any assurance that we will be able to compete effectively, which will adversely affect our financial condition.

Gaming Regulation and Licensing
General Regulation of Shareholders of Publicly Traded Companies

In most jurisdictions, any beneficial owner of our common stock is subject on a discretionary basis to being required to file applications with gaming regulatory authorities, be investigated and found suitable or qualified as such. In addition, shareholders whose holdings of our common stock exceed certain designated percentages are subject to certain reporting and qualification requirements imposed by state and federal gaming regulators and any shareholder, if found to be unsuitable, may be required to immediately dispose of its holdings of our common stock.

Further, we must obtain a registration, license, approval or finding of suitability and equipment approval in all jurisdictions before it can offer gaming devices for sale to licensed gaming operations within those jurisdictions. The licensing process usually involves the licensing or approval of certain officers, directors and shareholders of a corporation, and approval of the specific product that a company wants to offer for sale.

Nevada Regulatory Matters

As a manufacturer and distributor of gaming equipment, we will be required to obtain approval to do so from the Nevada Gaming Authorities. As a “Registered Company”, we will be required to file periodic reports, including detailed financial reports, with the Nevada Gaming Authorities, to assure our compliance with applicable laws. In addition, substantially all material loans, leases, sales of securities and similar financing transactions by us will be required to be reported to, or approved by the Nevada Gaming Authorities.

Applicable Nevada law also requires that any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability determined as a beneficial holder of the Registered Corporation's voting securitiesif the Nevada Gaming Authorities has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

Nevada law requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Gaming Authorities. Such law also requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Gaming Authorities for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing, with certain exceptions for “institutional investors”. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Gaming Authorities or the Chairman of the Nevada Board, may be found unsuitable.

We will be required to maintain a current stock ledger in Nevada which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. Failure to make such disclosure may be grounds for finding the record holder unsuitable. We will also be required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Gaming Authorities have the power to require our stock certificates to bear a legend indicating that the securities are subject to Nevada law.

As a Registered Corporation, we will not be able to make a public offering of our securities, such as an IPO or follow-on offering, without the prior approval of the Nevada Gaming Authorities, if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Approval of a public offering, if given, does not constitute a finding, recommendation or approval by the Nevada Gaming Authorities as to the accuracy or adequacy of the offering disclosure documents or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he obtains control, may not occur without the prior approval of the Nevada Gaming Authorities.

Federal Regulation

The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components across state lines or to operate gaming machines, unless that person has first registered with the Attorney General of the United States. We will be required to register and to renew our registration annually, which we intend to do. In addition, various record keeping equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

Native American Gaming

Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the Secretary of the U.S. Department of the Interior (the "Secretary"), and also may be subject to the provisions of certain statutes relating to contracts with Native American tribes, which are administered by the Secretary. As a precondition to gaming involving gaming machines, IGRA requires that the tribe and the state have entered into a written agreement (a "tribal-state compact") that specifically authorizes such gaming, and that has been approved by the Secretary, with notice of such approval published in the Federal Registrar. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors, and shareholders of gaming equipment suppliers. Under IGRA, tribes are required to regulate all commercial gaming under ordinances approved by the NIGC. Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements to gaming equipment suppliers and their officers, directors, and shareholders.

Regulation in the Republic of the Philippines

Because we have identified the Republic of the Philippines as a market with significant potential, we will be required to obtain a license to do business in the Philippines from the Philippine Amusement and Gaming Corporation (PAGCOR). PAGCOR is the licensing authority in the Philippines and owns and operates all casinos there. Our first in-person presentation to the Philippine Amusement and Gaming Corporation (PAGCOR) is expected to occur during the summer of this year.

Application of Future or Additional Regulatory Requirements

In the future, we intend to seek the necessary registrations, licenses, approvals and findings of suitability for us, our products and our personnel in other U.S. and foreign jurisdictions in which we identify significant sales potential for our products. However, there can be no assurance that such registrations, licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that we will be able to obtain the necessary approvals for our future products as they are developed in a timely manner, or at all. If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products for use in the respective jurisdiction or may be required to sell our products through other licensed entities at a reduced profit to us.

Research and Development

We believe that to compete favorably we must invest in research and development of our gaming products. However, due to our lack of excess capital, it is likely that our research and development activities will be minimal through the first nine months of 2005.

Employees
We currently have ten employees, four of whom are officers. We also retain the services of independent contractors and needed outside professionals on an as-needed basis.
Risk Factors

You should carefully consider the risks described below before you decide to buy our common stock. If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Diamond I
Because we have a short operating history, there is a limited amount of information about us upon which you can evaluate our business and potential for future success.

We have only a limited operating history upon which you can evaluate our full business and prospects. You must consider the risks and uncertainties frequently encountered by early-stage companies, especially companies that rely on new and evolving technologies, such as our WiFiCasino GS products.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

In its opinion on our financial statements for the year ended December 31, 2004, our independent auditor, Lopez, Blevins, Bork & Associates, LLP, expressed substantial doubt about our ability to continue as a going concern. This means that, when issuing its opinion relating to our December 31, 2004, financial statements, given our then-current and historical lack of capital, our independent auditor has substantial doubt that we will be able to continue as a going business concern. Please review the Independent Auditor’s Report and Note 2 to the consolidated financial statements appearing elsewhere herein.

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

In particular, it should be noted that we do not currently possess adequate funds with which to satisfy our future funding obligations to DITech. While management expects to be able to secure the necessary funds, there is no assurance that we will be able to do so.

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

Our revenues and results of operations are expected to fluctuate as we make financial commitments to facilitate expected growth. The following factors will influence our operating results:
-	access to funds for capital expenditures;
-	our ability to obtain needed licensing from regulatory bodies;
-	market acceptance of our WiFiCasino GS products; and
-	potential competition from large, well-funded national and international gaming companies.

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
Our WiFiCasino GS products are new and consumer acceptance may not be achieved.

Our WiFiCasino GS products are new and do not enjoy wide-spread name recognition among potential consumers, namely casinos, cruise ships and race tracks. If we are unable to achieve consumer acceptance of our products, it is unlikely that we would be able to earn a profit.

If the security components of our WiFiCasino GS products are ineffective, breached and unauthorized use occurs, we may not be permitted to continue to enjoy our gaming licensing.

It is imperative that our WiFiCasino GS system’s security components work dependably. If a failure of such security components occurs, we may not be permitted to continue to enjoy our gaming licensing. Any such circumstance would have a material and detrimental affect on our business.

We face strong competition in our market, which could make it difficult for us to succeed.

The gaming industry is extremely competitive. We compete against many large gaming companies who have far greater resources, financial and otherwise, than do we. We provide any assurance that we will be able to compete effectively, which will adversely affect our financial condition.

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

Our future success will depend on the continued services and on the performance of our senior management, particularly our president, David Loflin, and, as we grow, other key employees. We have entered into employment agreements with each of our officers. The loss of their services for any reason could seriously impair our ability to execute our business plan, which could reduce our revenues and have a materially adverse effect on our business and results of operations. We have not purchased any key-man life insurance.

Our directors and executive officers own enough of our common stock effectively to control directors’ elections and thereby control our management policies.

Our directors and executive officers own, directly and indirectly, approximately 40% of our currently outstanding common stock. These shareholders may be able effectively to control the outcome of corporate actions requiring shareholder approval by majority action. Their stock ownership may have the effect of delaying, deferring or preventing a change in control of Diamond I, Inc.

Our business plan is not based on independent market studies, so we cannot assure you that our strategy will be successful.

We have not commissioned any independent market studies concerning the extent to which customers will utilize our WiFiCasino GS products. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our key management personnel, and upon other available information concerning the communications industry. If our management’s assumptions prove to be incorrect, we will not be successful in establishing our gaming business.

We may not be able to protect our intellectual property rights, which could dramatically reduce our ability to earn a profit.

We have filed patent applications with respect to our WiFiCasino GS wireless gaming system. We believe that obtaining these patents, as well as any future patents related to our products, is extremely important and we intend to pursue these patents vigorously. However, we can offer no assurance that we will be granted any patents relating to our WiFiCasino GS wireless gaming system.

We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We have not yet filed trademark applications relating to the “Diamond I” and “WiFiCasino GS” brand names.

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

Risks Relating to the Gaming Industry
Financial, political or economic conditions could adversely affect our revenues.

Our revenues and profitability depend on the overall demand for gaming outlets and related activities. Further acts of terrorism, such as occurred on September 11, 2001, international hostilities or other future financial, political, economic and other uncertainties could lead to a reduction in the use of our future gaming products, thereby reducing our revenues.

Government regulation of the gaming industry is extensive.

Government regulation of the gaming industry is extensive and compliance is costly. Our failure to comply with all applicable regulations, including local, state or federal in the United States, could cause us to become unable to continue to operate our business. In such a circumstance, we would be forced to cease operations.

Risks Relating to Our Common Stock
Concentration of ownership of our common stock may prevent new investors from influencing significant corporate decisions.

Our directors, entities affiliated with our directors and our executive officers beneficially own a significant percentage of our outstanding common stock. Assuming the exercise of all outstanding warrants, these persons and entities will own approximately 30% of our then-outstanding common stock. These shareholders, as a group, may be able to control our management and our affairs. Acting together, they could control most matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Diamond I, Inc. at a premium price, if these shareholders oppose it. See the “Principal Shareholders” section for details regarding our stock ownership and how beneficial ownership is calculated.

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

In addition, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large shareholders, in particular those owning 15% or more of the outstanding voting stock, from consummating a merger or combination to which we are a party. These provisions could limit the price that investors might be willing to pay in the future for our common stock. See “Description of Capital Stock” for a further discussion of these provisions.

A large number of shares may be sold in the market, which may depress the market price of our common stock.

A large number of our currently outstanding shares of common stock, approximately 30,000,000 shares, will become eligible for unrestricted sale in the public markets beginning in June 2005, under Rule 144(k) of the SEC. It is possible that sales of a substantial number of shares of our common stock may occur at that time. These sales, or the perception that these sales might be occurring, could cause the market price of our common stock to decline.

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
Our common stock is a “penny stock”.

Our common stock is quoted on the NASDAQ’s OTC Bulletin Board and is considered a “penny stock”, as long as it trades below $5.00 per share. Broker-dealer practices in connection with transactions in penny stocks are regulated by penny stock rules adopted by the SEC. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure statement prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, as well as the monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from such rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to the penny stock rules. In this regard, it can be expected that investors in our common stock may find it more difficult to profit on their investments in our common stock.

Item 2.	Description of Property
Facilities

We lease approximately 2,000 square feet of space for our headquarters in Baton Rouge, Louisiana, under a lease that expires in 2005. We believe that this facility will be adequate for our needs for at least the next two years. We expect that additional facilities will be available as we expand our business operations.

Intellectual Property

We have filed patent applications with respect to our WiFiCasino GS wireless gaming system. We believe that obtaining these patents, as well as any future patents related to our products, is extremely important and we intend to pursue these patents vigorously. However, we can offer no assurance that we will be granted any patents relating to our WiFiCasino GS wireless gaming system.

In addition, we rely on a combination of trademark laws, trade secret laws and disclosure restrictions to protect our intellectual property rights. We also enter into confidentiality agreements with our employees, consultants and other third parties who have access to sensitive and proprietary information. Diamond I(TM), as well as its associated mark, and WiFiCasino GS(TM) are designations that we use and for which we intend to obtain registered trademarks.

If a claim is asserted that we have infringed the intellectual property of a third party, we may be required to seek licenses to that technology. Licenses from third parties may not continue to be available to us at a reasonable cost, or at all.

Additionally, the steps we have taken to protect our intellectual property rights may not be adequate. Third parties may infringe or misappropriate our proprietary rights. Competitors may also independently develop technologies that are substantially equivalent or superior to the technologies we employ in our business. If we fail to protect our proprietary rights adequately, our competitors could offer similar services, potentially significantly harming our competitive position and decreasing our revenues.

Item 3.	Legal Proceedings
We are not currently involved in any legal proceedings.
Item 4.	Submission of Matters to Vote of Security Holders
On May 21, 2004, a majority of our shareholders, acting by written consent in lieu of a meeting, approved a change of our name from Air-Q Wi-Fi Corporation to AirRover Wi-Fi Corp.

On January 3, 2005, a majority of our shareholders, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation, whereby our authorized number of shares of common stock was increased from 200,000,000 shares to 700,000,000 shares.

On January 20, 2005, a majority of our shareholders, acting by written consent in lieu of a meeting, approved a change of our name from AirRover Wi-Fi Corp. to Diamond I, Inc.

PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol “DMOI”. Previously, our common stock has been quoted on the OTC Bulletin Board, under the symbols “AQWF”, “AVWF” and “CVNT”. The table below sets forth, for the periods indicated, the high and low bid prices for our common stock, as reported by the OTC Bulletin Board.

Quarter Ended	High Bid *	Low Bid *
March 31, 2003	$.375	$.375
June 30, 2003	$.1875	$.125
September 30, 2003	$.52	$.1875
December 31, 2003	$1.025	$.535
March 31, 2004	$1.125	$.525
June 30, 2004	$.85	$.2125
September 30, 2004	$.4875	$.06
December 31, 2004	$.17	$.06
March 31, 2005	$.37	$.08
*	The foregoing prices have been adjusted to reflect a four-for-one forward split of our common stock occurring in September 2004.
These prices represent quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

You should note that our common stock, like many technology-related stocks, is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders
On April 18, 2005, the number of record holders of our common stock, excluding nominees and brokers, was 135 holding 187,216,525 shares.
Dividends
We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into the Company for the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	(1)	(2)	10,647,422(3)
Individual Compensation Arrangements	-0-	-0-	-0-
(1)	The precise number of shares to be issued upon exercise of outstanding options cannot be determined, as the exercise price of such options is based on future market prices.
(2)	The precise weighted average exercise price of outstanding options cannot be determined, as the exercise price of such options is based on future market prices.
(3)	This figure represents the number of shares of our common stock as of April 18, 2005, remaining available for issuance under our 2004 Stock Ownership Plan.
Recent Issuances of Unregistered Securities
During the three months ended December 31, 2004, we issued the following unregistered securities:
1.	(a)	Securities Sold. In October 2004, a total of 4,642,856 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to David Loflin (2,857,142 shares) and Waddell D. Loflin (1,785,714 shares).
(c)

Consideration. These shares of common stock were issued as an employment bonus and were valued at $.08 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $371,428.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in the company.

2.	(a)	Securities Sold. In October 2004, a total of 400,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to Gregory A. Bonner (200,000 shares) and Ira R. Witkin (200,000 shares).
(c)

Consideration. These shares of common stock were issued as bonuses for service as a member of the board of directors and were valued at $.08 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $32,000.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in the company.

3.	(a)	Securities Sold. In October 2004, 2,500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to Newlan & Newlan, Attorneys at Law.
(c)

Consideration. These shares of common stock were issued is payment of legal services and were valued at $.08 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $200,000.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS

This report by Diamond I, Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "plan", "forecast" and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

-	Events that deprive us of the services of our president and largest shareholder, David Loflin;
-	Whether or not we can successfully establish a market for our wireless gaming products;
-	Whether we are able to obtain adequate capital with which to pursue our full business plan; and
-	Other uncertainties, all of which are difficult to predict and many of which are beyond our control.
We do not intend to update forward-looking statements.
Background

In June 2003, we experienced a change in control. Pursuant to a stock purchase agreement, FMF Investments, Ltd., a Texas limited partnership, purchased 611,000 shares, or 54.59%, of our outstanding common stock from Eric Anderson. FMF Investments paid Mr. Anderson a total of $70,000 in cash, which funds were obtained by FMF Investments through its other business activities and not as a loan.

Following FMF Investments’ acquiring control, our then-directors resigned and FMF Investments, acting by written consent in lieu of a meeting of a majority of shareholders, elected David Loflin and Waddell D. Loflin as our directors.

Also, in June 2003, pursuant to a stock purchase agreement, we acquired all of the outstanding capital stock of Air-Q Corp., a Nevada corporation (Air-Q NV).

For accounting purposes, this reverse-merger will be treated as an acquisition of our company (then known as Covenant Financial Corporation) and a recapitalization of Air-Q Corp. (now one of our subsidiaries).

Recent Acquisition; Change in Business Plan

During the last half of 2004, our Wi-Fi (wireless fidelity) Internet access, or “hotspot”, business did not expand as we had expected. This lack of growth was in line with the rest of the hotspot industry. To date, Wi-Fi hotspot use by consumers has not met, by a wide margin, forecasts made during 2002 and 2003, with several well-known telecommunications companies abandoning their efforts to develop a hotspot business.

During the last quarter of 2004, our management determined to change the direction of our company, to focus on the development of products that embody Wi-Fi technologies rather than on the provision of hotspot Internet access. In conjunction with this determination, we began a search for Wi-Fi-related products that offered growth potential and were available for acquisition.

As a result, on January 18, 2005, pursuant to an agreement and plan of reorganization, we acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a Nevada corporation (DITech).
DITech has developed a hand-held Wi-Fi-based gaming system for on-premises use by casinos/resorts, known as “WiFiCasino GS”(TM).

Our management has determined to focus all of our available resources, financial and otherwise, on the exploitation of this wireless gaming system and will not pursue additional Wi-Fi hotspot locations, unless that industry regains its former vitality.

Sales of Equity

In March 2004, we entered into a securities purchase agreement. Under this agreement, we issued securities for cash in the amount of $500,000, as follows: 500,000 shares of our Series A preferred stock, convertible into 100,000 shares of our common stock after September 2, 2004, 1,000,000 common stock purchase warrants to purchase a like number of shares at an exercise price, as adjusted to reflect a four-for-one forward stock split, of $.875 per share and 250,000 common stock purchase warrants to purchase a like number of shares at an exercise price, as adjusted to reflect a four-for-one forward stock split, of $1.125 per share. These warrants expire March 1, 2007.

In June 2003, we entered into four securities purchase agreements. We entered into agreements with four separate entities. Under each of these agreements, we issued securities for cash in the amount of $125,000 for a total of $500,000 under these agreements. We sold each of these entities (1) 1,250,000 shares of our common stock, (2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share. In April 2004, each of these entities agreed to cancel all of their respective common stock purchase warrants, in exchange for 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $1.00 per share. As a result of our four-for-one forward stock split, each of these entities now holds 5,000,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $0.25 per share. All of the warrants are exercisable for five years.

During 2004, we issued a total of 2,948,900 shares upon exercise of certain options, for cash in the amount of $150,000.
Critical Accounting Policies
There were no material changes to our critical accounting policies during the year ended December 31, 2004.

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

Revenue Recognition
We will charge our customers service fees for Internet access and recognize the revenue in the month the services are provided.
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

Stock-Based Compensation

We account for stock-based compensation based on the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as amended by the Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”. Accounting Principles Board Opinion No. 25 and Financial Accounting Standards Board Interpretation No. 44 state that no compensation expense is recorded for stock options or other stock-based awards to employees that are granted with an exercise price equal to or above the estimated fair value per share of the company’s common stock on the grant date. We adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”, which requires compensation expense to be disclosed based on the fair value of the options granted at the date of the grant.

In December 2002, the Financial Accounting Standards Board issued its Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure—an amendment of Financial Accounting Standards Board Statement No. 123”. This Statement amends Statement of Financial Accounting Standards No. 123, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. The transition and annual disclosure provisions of Statement of Financial Accounting Standards No. 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions were effective for the first interim period beginning after December 15, 2002. We did not voluntarily change to the fair value based method of accounting for stock-based employee compensation, therefore, the adoption of Statement of Financial Accounting Standards No. 148 did not have a material impact on our operations and/or financial position.

Results of Operations

During the year ended December 31, 2004, our business operations generated $8,094 in revenues, compared to the year ended December 31, 2003, when our business operations did not generate revenues. It is likely that our revenues for all of 2005 will not be any greater than for prior years, due to our determination to develop our wireless gaming products rather than to pursue further development of our hotspot business. We currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

During 2004, our hotspot business generated nearly all of our revenues; however, revenues from the segment of our business are expected to contract during 2005, due to our management’s determination to pursue the development of our gaming products and related business. These circumstances will be reflected in our statement of operations for the first quarter of 2005 and for the remainder of 2005.

Due to our severe lack of capital, during the year ended December 31, 2004, we issued a total of 6,480,465 shares of our common stock to consultants in payment of their services. The fair value of the shares issued to consultants is $1,506,118 and is included in our statement of revenues and expenses. Likewise, during the year ended December 31, 2003, we issued a total of 3,152,500 shares of our common stock to consultants in payment of their services. The fair value of the shares issued to consultants is $2,024,826 and is included in our statement of revenues and expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants’ services and, until we obtain needed capital, we anticipate that we will continue to issue shares in payment of services. The value of the consulting services received by us under each agreement was expensed in the month in which the consulting agreement was signed.

Also during 2004, we issued a total of 5,522,856 shares to our officers and directors in payment of services or, in the case of our officers, as bonuses for their service, in light of the fact that they were receiving approximately only one-third of their salaries. The fair value of the shares issued to our officers and directors is $583,428 and is included in our statement of revenues and expenses.

Our payroll expense during 2004 was higher than in 2003, due to our hiring personnel necessary to establish our hotspot business. Due to the lack of success in this business, we have eliminated nearly all of the employees hired for this purpose. Our payroll expense for 2005, is expected be near that for 2004, depending upon the amount of capital obtained by us.

Liquidity and Capital Resources

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are not in a liquid position, and have a working capital deficit of $75,464, although we are able to pay our operating expenses as they are incurred. Following our acquisition of DITech, we have focused on the development of our wireless gaming products.

During 2004, we obtained $500,000 from the sale of preferred stock, the proceeds of which equity sale were used to develop our hotspot business and for working capital. We also obtained $150,000 from the exercise of certain options, which funds were used for operating expenses.

Since the end of 2004, we have obtained a total of $269,000 (unaudited) from the exercise of certain options, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

Our Capital Needs

Our current level of operations can be maintained for the next six months. However, to begin the aggressive pursuit of our wireless gaming business objectives, we will require approximately $2 million.

In addition, we are obligated to provide funding to DITech, as follows: (i) within one month of the consummation of the reorganization agreement, we must provide to DITech the sum of $100,000; (ii) within six months of the consummation of the reorganization agreement, we must provide to DITech the additional sum of $400,000; (iii) within nine months of the consummation of the reorganization agreement, we must provide to DITech the additional sum of $500,000; and (iv) within one year of the consummation of the reorganization agreement, we must provide to DITech the additional sum of $2,000,000. Should we fail to provide any portion of these funds on or before the required dates, we are required to deliver to the former owners of DITech 100% of the then-outstanding shares of common stock of DITech. Should this occur, we would no longer have any interest in DITech or its business. We made the first required payment to DITech in a timely manner and expect to meet all future obligations to DITech. However, currently, we do not currently possess adequate funds with which to satisfy our other funding obligations to DITech. While management expects to be able to secure the necessary funds, there is no assurance that we will be able to do so.

Management's Plans Relating to Future Liquidity

We will be able to sustain our current level of operations for the next six months, due to expected exercise of certain options. However, this level of funding will not be adequate for us to aggressively pursue the exploitation of our wireless gaming products. We continue to seek capital for these purposes.

Capital Expenditures

In 2004, we purchased approximately $64,000 of equipment compared to 2003 when we purchased approximately $32,000 of equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures for equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no capital expenditures.

Item 7.	Financial Statements

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
During 2004, we did not change our independent auditor and had no disagreements with our auditor with respect to any issue relating to accounting or financial disclosure.
Item 8A.	Controls and Procedures

As of December 31, 2004, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2004. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2004.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors and Officers
The following table sets forth the officers and directors of Air-Q Wi-Fi Corporation.
Name	Age	Position(s)
David M. Loflin	47	President, Acting Chief Financial Officer and Director
Waddell D. Loflin	54	Executive Vice President, Secretary and Director
Casey Jensen	31	Vice President of Operations
Alex P. Davis	24	Vice President of Corporate Development
Gregory A. Bonner	47	Director
Ira R. Witkin	45	Director
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

CASEY JENSEN

For more than the five years prior to his joining Diamond I, Inc., Mr. Jensen has owned and operated a commercial equipment financing business. Mr. Jensen also owned and operated JPM Holdings, Inc., a wireless communications company.

ALEX P. DAVIS
During the past five years, Mr. Davis has been a full-time student and managed his own investments.
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

Board of Directors
Our full board did not meet during 2004; however, it took action by unanimous written consent in lieu of a meeting on 23 occasions.
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
During 2004, the Executive Committee did not meet or otherwise take action.
Audit Committee

The audit committee of our board of directors is composed of Ira R. Witkin (chairman), Gregory A. Bonner and David Loflin. Our board has appointed Messrs. Witkin, Bonner and Loflin to the audit committee. The purposes of the audit committee are:

-	to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;
-	to oversee the independent auditors’ qualifications and independence;
-	to oversee the performance of our independent auditors;
-	to oversee our systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the board have established or will establish in the future;
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

In November 2003, two of our directors, Gregory A. Bonner and Ira R. Witkin, were issued 10,000 shares our common stock each, in payment of future services as directors. There shares were valued, for financial reporting purposes, at $3.85 per share, or $77,000, in the aggregate.

In June 2004, each of Messrs. Bonner and Witkin, were issued 200,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.4375 per share, or $150,000, in the aggregate.

In October 2004, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.08 per share, or $32,000, in the aggregate.

In March 2005, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.08 per share, or $32,000, in the aggregate.

Limitation of Liability and Indemnification

Our restated certificate of incorporation contains provisions limiting the liability of directors. Our restated certificate of incorporation provides that a director will not be personally liable to us or to our shareholders for monetary damages for any breach of fiduciary duty as a director, but will continue to be subject to liability for the following:

-	any breach of the director’s duty of loyalty to us or to our shareholders;
-	acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;
-	unlawful payment of dividends or unlawful stock repurchases or redemptions; and
-	any transaction from which the director derived an improper personal benefit.

If Delaware law is amended to authorize corporate action further eliminating or limiting the personal liability of a director, then the liability of our directors will be eliminated or limited to the fullest extent permitted by Delaware law, as so amended. Our restated certificate of incorporation does not eliminate a director’s duty of care and, in appropriate circumstances, equitable remedies such as injunctive or other forms of non-monetary relief remain available under Delaware law. Our restated certificate of incorporation does not affect a director’s responsibilities under any other laws, such as state or federal securities laws or state or federal environmental laws.

In addition, we have entered into agreements to indemnify our directors and executive officers to the fullest extent permitted under Delaware law, including the non-exclusivity provisions of Delaware law, and under our bylaws, subject to limited exceptions. These agreements, among other things, provide for indemnification of our directors and executive officers for fees, expenses, judgments, fines, and settlement amounts incurred by any of these persons in any action or proceeding to which any of those persons is, or is threatened to be, made a party by reason of the person’s service as a director or officer, including any action by us, arising out of that person’s services as our director or officer or that person’s services provided to any other company or enterprise at our request. We believe that these bylaw provisions and agreements are necessary to attract and retain qualified persons as directors and officers. We also intend to maintain liability insurance for our officers and directors.

The limitation of liability and indemnification provisions in our restated certificate of incorporation and bylaws may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit us and our shareholders. A shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Item 10.	Executive Compensation

The following table sets forth in summary form the compensation received during each of the last three completed fiscal years by our chief executive officer and each executive officer who received total salary and bonus exceeding $100,000 during any of the last three fiscal years.

Long-Term Compensation
Securities	All
Annual Compensation	Underlying	Other
Name, Principal Position	Fiscal Year	Salary $	Bonus $	Other $	Options	Compensation $
David Loflin	2004	$180,000(1)	$228,571(2)	-0-	-0-	-0-
President and CEO	2003	-0-	-0-	-0-	-0-	-0-
2002	-0-	-0-	-0-	-0-	-0-

Waddell D. Loflin	2004	$120,000(3)	$142,857(4)	-0-	-0-	-0-
Executive Vice President and Secrtary	2003	-0-	$50,000(5)	-0-	-0-	-0-
2002	-0-	-0-	-0-	-0-	-0-
(1)	$112,000 of Mr. David Loflin's salary amount was accrued. Mr. Loflin has advised us that he will not demand payment of his accrued salary until such time as we possess adequate funds.
(2)

Mr. David Loflin's bonus amount was paid by the issuance of 2,857,152 shares of our common stock, which shares were valued at $.08 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date of issuance.

(3)	$62,000 of Mr. Waddell D. Loflin's salary amount was accrued. Mr. Loflin has advised us that he will not demand payment of his accrued salary until such time as we possess adequate funds.
(4)

Mr. Waddell Loflin's bonus amount was paid by the issuance of 1,785,714 shares of our common stock, which shares were valued at $.08 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date of issuance.

(5)

Mr. Waddell Loflin's bonus amount was paid by the issuance of 2,000,000 shares of our common stock (as adjusted following a four-for-one forward stock split), which shares were valued at $.025 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date of issuance.

(6)	Neither Mr. David Loflin nor Mr. Waddell Loflin was employed by us during 2002.
Employment Contracts and Termination of Employment and Change-in-Control Agreements
David Loflin Employment Agreement

David Loflin has entered into an employment agreement to serve as our president for three years, ending in September 2006. Mr. Loflin’s annual salary is $180,000. In 2004, Mr. Loflin received $62,000 of his salary and accrued the balance. In 2003, Mr. Loflin was not paid, nor did he accrue any salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement

Waddell D. Loflin has entered into an employment agreement to serve as our executive president for three years, ending in September 2006. Mr. Loflin’s annual salary is $120,000. In 2004, Mr. Loflin received $58,000 of his salary and accrued the balance. In 2003, Mr. Loflin was not paid, nor did he accrue any salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Alex P. Davis Employment Agreement

In March 2005, Alex P. Davis entered into an employment agreement to serve as our vice president of corporate development for two years. Mr. Davis’ annual salary is $150,000; Mr. Davis’ first year’s salary was paid by the issuance to him of 1,000,000 shares of our common stock. In connection with his employment agreement, Mr. Davis executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Casey Jensen Employment Agreement

In June 2004, Casey Jensen entered into an employment agreement to serve as our vice president of operations for one years, with one-year renewal terms. Mr. Jensen’s annual salary is $96,000, payable in shares of our common stock. In connection with his employment agreement, Mr. Jensen executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Option/SAR Grants

We have never granted any stock options to any person, though we may do so in the future. We have never granted any stock appreciation rights (SARs), nor do we expect to grant any SARs in the foreseeable future.

Item 11.	Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by the following:
-	each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities;
-	each of our directors;
-	each of the named executive officers; and
-	all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof. All percentages in this table are based on a total of 225,216,525 shares of common stock outstanding as of the date hereof, which amount includes a total of 38,000,000 shares underlying currently outstanding and exercisable warrants. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Diamond I, Inc., 5555 Hilton Avenue, Suite 206, Baton Rouge, Louisiana 70808.

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent(1)
David Loflin	33,377,142(2)	14.82%
Waddell D. Loflin	7,585,714	3.37%
Alex P. Davis	1,000,000	*
Casey Jensen	40,000	*
Gregory A. Bonner(3)	540,000	*
Ira R. Witkin(4)	540,000	*
All executive officers and directors as a group (6 persons)	43,082,856(2)	19.13%
Jason Davis	17,672,757	7.84%
Mike Prasad	14,138,204	6.27%
Ryan Hayden	14,138,204	6.27%
Larry Shultz(5)	14,138,204	6.27%
Clayton D. Carter	10,603,657	4.71%
Loflin Children’s Trust(6)	12,000,000(7)	5.33%
FMF Investments, Ltd.(8)	8,884,000	3.94%
Newlan & Newlan, Attorneys at Law(8)	5,000,000	2.22%
Heyer Capital Fund(9)(19)	10,000,000(10)	4.44%
1008212 Alberta Ltd.(11)(19)	10,000,000(12)	4.44%
Douglasdale Capital Ltd.(13)(19)	10,000,000(14)	4.44%
Douglasbank Capital Ltd.(15)(19)	10,000,000(16)	4.44%
Shelter Capital Ltd.(17)	16,000,000(18)	7.10%
*	Less than 1%
(1)	Based on 225,216,525 shares outstanding, including a total of 38,000,000 shares underlying currently outstanding and exercisable warrants.
(2)

12,000,000 of these shares are beneficially owned by the Loflin Children’s Trust; 500,000 of these shares are owned by the Phoenix Trust. The beneficiaries of both entities are the minor children of David Loflin. Mr. Loflin is the trustee of each entity and possesses voting and investment control over the shares owned by each. Mr. Loflin disclaims any beneficial ownership of the shares owned by either trust.

(3)	Mr. Bonner’s address is 5223 Hagerstown Avenue, Baton Rouge, Louisiana 70817.
(4)	Mr. Witkin’s address is 980 Crepe Myrtle Lane, Copper Canyon, Texas 76226.
(5)	Mr. Shultz’s address is 2769 Deep Canyon Drive, Beverly Hills, California 90210.
(6)

Loflin Children’s Trust’s address is 7635 Jefferson Highway, #309, Baton Rouge, Louisiana 70809. David Loflin is the trustee of this entity and possesses voting and investment control of the shares owned by it

(7)	See footnote 2.
(8)

FMF Investments’ and Newlan & Newlan’s address 2652 F.M. 407, Suite 230, Bartonville, Texas 76226. L. A. Newlan, Jr. and Eric Newlan are the partners in the law firm of Newlan & Newlan and are the officers of the general partner of FMF Investments, and, in these capacities, possess voting and investment control of the shares owned by FMF Investment and Newlan & Newlan.

(9)

Heyer Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow is the owner of this entity and possesses voting and investment control of the shares owned by it.

(10)	5,000,000 of these shares have been issued; 5,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(11)

1008212 Alberta’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Joanne Rochow is the owner of this entity and possesses voting and investment control of the shares owned by it.

(12)	5,000,000 of these shares have been issued; 5,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(13)

Douglasdale Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the shares owned by this entity.

(14)	5,000,000 of these shares have been issued; 5,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(15)

Douglasbank Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the shares owned by this entity.

(16)	5,000,000 of these shares have been issued; 5,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(17)

Shelter Capital’s address is P.O. Box 64, Providenciales, Turks and Caicos Islands. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the securities owned by this entity.

(18)	None of these shares has been issued, but underlie currently exercisable warrants.
(19)

Heyer Capital Fund, Douglasdale Capital Ltd. and Douglasbank Capital Ltd. have common management, Mr. Peter Rochow, who possesses the power of disposition over the securities owned by these entities; the beneficial ownership of each of these entities is different. Mr. Rochow disclaims any beneficial ownership of the shares owned by these entities, except for those owned by Heyer Capital Fund, of which he is the beneficial owner.

Item 12.	Certain Relationships and Related Transactions
2005 Acquisition of Diamond I Technologies, Inc.

On January 18, 2005, pursuant to an agreement and plan of reorganization, we acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a Nevada corporation (DITech), by issuing a total of 70,591,026 shares of our common stock to the shareholders of DITech. The reorganization agreement provides for further issuances of shares of our common stock, upon DITech’s satisfying certain performance standards, as follows: (a) we are obligated to issue an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is two years from the consummation of the reorganization agreement, DITech shall have completed the design and installation of a hand-held Wi-Fi-based gaming system in a first-class hotel/casino with no fewer than 400 guest rooms located in the State of Nevada (the ““Target System”), to the effect that the Target System is 100% operational and ready for use by guests of the host hotel/casino, which readiness shall include the approval of the Nevada Gaming Commission; and (b) we are obligated to issue an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is five years from the consummation of the reorganization agreement, the Target System shall have operated at a profit, as determined by generally accepted accounting principles, for a period of three consecutive months. In addition, we are required to provide to DITech a total of $3,000,000 as operating capital, as follows: (i) within one month of the consummation of the reorganization agreement, we must provide to DITech the sum of $100,000; (ii) within six months of the consummation of the reorganization agreement, we must provide to DITech the additional sum of $400,000; (iii) within nine months of the consummation of the reorganization agreement, we must provide to DITech the additional sum of $500,000; and (iv) within one year of the consummation of the reorganization agreement, we must provide to DITech the additional sum of $2,000,000. Should we fail to provide any portion of these funds on or before the required dates, we are required to deliver to the former owners of DITech 100% of the then-outstanding shares of common stock of DITech. Should this occur, we would no longer have any interest in DITech or its business. We made the first required payment to DITech in a timely manner and expect to meet all future obligations to DITech. However, currently, we do not possess adequate funds with which to satisfy our other funding obligations to DITech. While management expects to be able to secure the necessary funds, there is no assurance that we will be able to do so.

In determining the number of shares of our common stock to be issued to the shareholders of DITech, our board of directors did not employ any standard valuation formula or any other standard measure of value. Rather, the number of shares issued to the shareholders of DITech was determined through arm’s-length negotiations.

2005 Stock Bonuses

In March 2005, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.08 per share, or $16,000, in the aggregate.

2004 Stock Bonuses

In June 2004, each of Messrs. Bonner and Witkin, were issued 200,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.4375 per share, or $175,000, in the aggregate.

In October 2004, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.08 per share, or $16,000, in the aggregate.

2003 Change in Control Transaction

In June 2003, we experienced a change in control. Pursuant to a stock purchase agreement, FMF Investments, Ltd., a Texas limited partnership, purchased 611,000 shares, or 54.59%, of our outstanding common stock from Eric Anderson. FMF Investments paid Mr. Anderson a total of $70,000 in cash, which funds were obtained by FMF Investments through its other business activities and not as a loan.

Following FMF Investments’ acquiring control, our then-directors resigned and FMF Investments, acting by written consent in lieu of a meeting of a majority of shareholders, elected David Loflin and Waddell D. Loflin as our directors.

2003 Stock Purchase Agreement

In June 2003, pursuant to a stock purchase agreement, we acquired all of the outstanding capital stock of Air-Q Corp., a Nevada corporation (Air-Q NV), by issuing a total of 11,000,000 shares of our common stock to the shareholders of Air-Q Corp. In connection with our acquiring Air-Q NV, our president, David Loflin, was issued 9,000,000 shares of our common stock and FMF Investments, Ltd. was issued 2,000,000 shares of our common stock. In determining the number of shares of our common stock to be issued to the shareholders of Air-Q NV, our board of directors did not employ any standard valuation formula or any other standard measure of value.

2003 Securities Purchases

In June 2003, we entered into four securities purchase agreements. We entered into agreements with Douglasdale Capital Ltd., Douglasbank Capital Ltd., Heyer Capital Fund and 1008212 Alberta Ltd. Under each of these agreements, we issued securities for cash in the amount of $125,000 for a total of $500,000 under these agreements. We sold each of these entities (1) 1,250,000 shares of our common stock, (2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share. In April 2004, each of these entities agreed to cancel all of their respective common stock purchase warrants, in exchange for 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $1.00 per share. As a result of our four-for-one forward stock split, each of these entities now holds 5,000,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $0.25 per share. All of the warrants are exercisable for five years.

At the time of these transactions, the entities that purchased securities from us were under the common management of Peter Rochow. The beneficial ownership of these entities is different and Mr. Rochow disclaims any beneficial ownership of these entities, except for Heyer Capital Fund.

2003 Finder’s Fee

In connection with the sales of securities described under “2003 Securities Purchases” above, we paid Shelter Capital, Ltd. a finder’s fee. For its efforts as a finder, Shelter Capital received 10% of the cash proceeds derived by us and common stock purchase warrants, as follows: (1) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.20 per share; (2) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.30 per share; (3) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.40 per share; and (4) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.50 per share. As a result of our four-for-one forward stock split, Shelter Capital now holds (A) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.05 per share; (B) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.075 per share; (C) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share; and (D) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.125 per share. All of these warrants are exercisable for five years. Shelter Capital is managed by Peter Rochow, a principal in each of the entities who purchased securities from us, who disclaims any beneficial ownership of Shelter Capital.

2003 Stock Bonuses

In August 2003, one of our directors, Waddell D. Loflin, was issued 500,000 shares of our common stock as a bonus for his service as a director. As a result of our four-for-one forward stock split, these shares now total 2,000,000. These shares were valued at $50,000 for financial reporting purposes.

In November 2003, two of our directors, Gregory A. Bonner and Ira R. Witkin, were issued 10,000 shares our common stock each, in payment of future services as directors. As a result of our four-for-one forward stock split, these shares now total 80,000. There shares were valued, for financial reporting purposes, at $77,000, in the aggregate.

Employment Agreements
David Loflin Employment Agreement

David Loflin has entered into an employment agreement to serve as our president for three years, ending in September 2006. Mr. Loflin’s annual salary is $180,000. In 2004, Mr. Loflin received $62,000 of his salary and accrued the balance. In 2003, Mr. Loflin was not paid, nor did he accrue any salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement

Waddell D. Loflin has entered into an employment agreement to serve as our executive vice president for three years, ending in September 2006. Mr. Loflin’s annual salary is $120,000. In 2004, Mr. Loflin received $58,000 of his salary and accrued the balance. In 2003, Mr. Loflin was not paid, nor did he accrue any salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Alex P. Davis Employment Agreement

In March 2005, Alex P. Davis entered into an employment agreement to serve as our vice president of corporate development for two years. Mr. Davis’ annual salary is $150,000; Mr. Davis’ first year’s salary was paid by the issuance to him of 1,000,000 shares of our common stock. In connection with his employment agreement, Mr. Davis executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Casey Jensen Employment Agreement

In June 2004, Casey Jensen entered into an employment agreement to serve as our vice president of operations for one year, with one-year renewal terms. Mr. Jensen’s annual salary is $96,000, payable in shares of our common stock. In connection with his employment agreement, Mr. Jensen executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Director and Officer Indemnification

Our restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Delaware law. Please see “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act”.

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of Diamond I, Inc.
-	Independent Auditors’ Report
-	Consolidated Balance Sheet as of December 31, 2004
-

Consolidated Statement of Revenues and Expenses for the Year Ended December 31, 2004, the Period from June 17, 2003 (Inception), Through December 31, 2003, and the Period from June 17, 2003 (Inception), Through December 31, 2004

-	Consolidated Statement of Stockholders' Equity for the Year Ended December 31, 2004, and for the Period from June 17, 2003 (Inception), Through December 31, 2003
-

Consolidated Statement of Cash Flows for the Year Ended December 31, 2004, the Period from June 17, 2003 (Inception), Through December 31, 2003, and the Period from June 17, 2003 (Inception), Through December 31, 2004

-	Notes to Consolidated Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
21.1	Subsidiaries of Registrant.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
During the three months ended December 31, 2004, we did not file a Current Report on Form 8-K.
Since December 31, 2004, we have filed four Current Reports on Form 8-K, as follows:
-	Date of event: January 18, 2005, wherein we reported an amended to our amended and restated certificate of incorporation.
-	Date of event: January 18, 2005, wherein we reported the acquisition of Diamond I Technologies, Inc.
-	Date of event: January 24, 2005, wherein we reported a change in our corporate name and provided disclosure pursuant to Regulation FD.
-	Date of event: January 27, 2005, wherein we provided disclosure pursuant to Regulation FD.
Item 14.	Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and 2003, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2004	Year Ended December 31, 2003
Audit fees	$5,000	$0
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$5,970	$6,300

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin President
Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement on Form S-8 has been signed by the following persons in the capacities and on the dates included:

/s/ DAVID LOFLIN		April 25, 2005
David Loflin	President (principal executive officer), Acting Chief Accounting Officer (principal financial officer) and Director

/s/ WADDELL D. LOFLIN		April 25, 2005
Waddell D. Loflin	Vice President, Secretary and Director

April __, 2005
Alex P. Davis	Vice President of Corporate Development

April __, 2005
Casey Jensen	Vice President of Operations

/s/ GREGORY A. BONNER		April 25, 2005
Gregory A. Bonner	Director

April __, 2005
Ira R. Witkin	Director

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

As of the date of this Annual Report on Form 10-KSB, no annual report or proxy material has been sent to security holders of Diamond I, Inc. It is anticipated that an annual report and proxy material will be furnished to security holders subsequent to the filing of this Annual Report on Form 10-KSB.


INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Diamond I, Inc.
(A Development Stage Company)
Baton Rouge, LA

We have audited the accompanying balance sheet of Diamond I, Inc. as of December 31, 2004, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, the period from June 17, 2003 (Inception) and for the period from June 17, 2003 (Inception) through December 31, 2004. These financial statements are the responsibility of Diamond I, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond I, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 2004 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LOPEZ, BLEVINS, BORK & ASSOCIATES, LLP
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
April 11, 2005


DIAMOND I, INC.
(Formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (a development stage company)
CONSOLIDATED BALANCE SHEET
December 31, 2004
ASSETS
Current assets:
Cash	$11,192
Total Current Assets	11,192
Equipment, net of accumulated depreciation of $52,507	44,257
Total Assets	$55,449
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$13,839
Accrued expenses	17,817
Notes payable - current	55,000
Total current liabilities	86,656
Commitments
Stockholders’ deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 700,000,000 shares authorized, 96,101,398 shares issued and outstanding	96,102
Additional paid-in capital	5,663,889
Deficit accumulated during the development stage	(5,791,698)
Total Stockholders' Deficit	(31,207)
Total Liabilities and Stockholders’ Deficit	$55,449

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(Formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (a development stage company)
STATEMENT OF REVENUES AND EXPENSES
For the Year Ended December 31, 2004, the Period from June 17, 2003 (Inception), Through December 31, 2003, and the Period from June 17, 2003 (Inception), Through December 31, 2004
Year Ended December 31, 2004	Inception Through December 31, 2003	Inception through December 31, 2004
Revenues	$8,094	$0	$8,094
Internet access costs	(26,064)	0	(26,064)
Gross profit (loss)	(17,970)	0	(17,970)
OPERATING EXPENSES
Consulting fees	1,532,750	0	1,532,750
Salaries and commissions	385,962	0	385,962
Legal and professional	74,698	0	74,698
Depreciation	39,057	0	39,057
Rent	45,927	0	45,927
Impairment loss	502,000	0	502,000
Other general and administrative	785,000	2,409,433	3,194,433
Total Operating Expenses	3,365,394	2,409,433	5,774,827
LOSS FROM OPERATIONS	(3,383,364)	(2,409,433)	(5,792,797)
OTHER INCOME (EXPENSE)	1,099	0	1,099
NET LOSS	(3,382,265)	(2,409,433)	(5,791,698)
Deemed Dividend on Preferred Stock	(165,442)	0	(165,442)
Net Loss Available to Common Shareholders	(3,547,707)	(2,409,433)	(5,957,140)
Net loss applicable to common shareholders
Basic and diluted	(0.041)	(0.038)
Weighted average number of shares outstanding
Basic and diluted	85,348,329	62,785,544

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(Formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Year Ended December 31, 2004, and the Period from June 17, 2003 (Inception), Through December 31, 2003
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Issuance of common stock to founders	0	$0	44,000,000	$44,000	$(43,000)	$0	$1,000
Stock issued in reverse acquisition	0	0	4,476,816	4,477	(3,358)	0	1,119
Stock issued for services	0	0	12,610,000	12,610	2,012,216	0	2,024,826
Stock issued for cash and warrants, net of cost	0	0	20,000,000	20,000	430,000	0	450,000
Net loss	0	0	0	0	0	(2,409,433)	(2,409,433)
Balance, December 31, 2003	0	0	81,086,816	81,087	2,395,858	(2,409,433)	67,512
Preferred stock issued for cash and warrants	500,000	500	0	0	499,500	0	500,000
Stock issued in acquisition	0	0	824,000	824	380,276	0	381,100
Stock issued for wi-fi hotspots	0	0	208,000	208	120,692	0	120,900
Stock issued for cash on option exercise	0	0	1,640,435	1,640	148,360	0	150,000
Stock issued for salary	0	0	338,826	339	41,661	0	42,000
Stock issued for services	0	0	6,480,465	6,481	1,494,637	0	1,506,118
Stock issued as bonuses	0	0	5,522,856	5,523	577,905	0	583,428
Beneficial conversion feature embedded in preferred stock and warrants	0	0	0	165,442	0	165,442
Deemed dividend on preferred stock	0	0	0	0	(165,442)	0	(165,442)
Net loss	0	0	0	0	0	(3,382,265)	(3,382,265)
Balance, December 31, 2004	500,000	$500	96,101,398	$96,102	$5,663,889	$(5,791,698)	$(31,207)

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(Formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (a development stage company)
STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004, the Period from June 17, 2003 (Inception), Through December 31, 2003, and the Period from June 17, 2003 (Inception), Through December 31, 2004
Year Ended December 31, 2004	Inception Through December 31, 2003	Inception through December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,382,265)	$(2,409,433)	$(5,791,698)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	48,279	4,228	52,507
Stock issued for services	2,131,546	2,024,828	4,156,374
Impairment loss and write-down of assets	502,000	0	502,000
Changes in assets and liabilities:
Accrued expenses	17,817	0	17,817
Accounts payable	9,250	6,706	15,956
CASH FLOWS USED IN OPERATING ACTIVITIES	(673,373)	(373,671)	(1,047,044)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(64,144)	(32,620)	(96,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note payable	0	55,000	55,000
Issuance of preferred shares	209,558	0	209,558
Issuance of warrants	290,442	0	290,442
Sale of common stock, net	150,000	450,000	600,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	650,000	505,000	$1,155,000

NET INCREASE (DECREASE) IN CASH	(87,517)	98,709	11,192
Cash, beginning of period	98,709	0	0
Cash, end of period	$11,192	$98,709	$11,192

Supplemental information:
Income taxes paid	$0	$0	$0
Interest paid	$0	$0	$0

Non-cash Financial Activities:
Liabilities assumed in merger	$0	$8,922	$8,922
Stock issued in acquisition	$381,100	$0	$381,100
Stock issued for wi-fi hotspots	$120,900	$0	$120,900

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(Formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
Nature of Company

On June 20, 2003, Diamond I, Inc. (“Diamond I”), formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation, formerly Covenant Financial Corporation ("Covenant"), a U.S. public company, issued 11,000,000 shares of common stock for 100% of the outstanding common stock of Air-Q Corp, a privately held corporation (“Air-Q”). After the merger, the stockholders of Air-Q owned approximately 95% of the outstanding common stock of Covenant and Covenant changed its corporate name (see note 2).

On June 17, 2003, Air-Q was incorporated in Nevada. At the time of the merger, Air-Q was a development-stage company with a plan to establish wireless internet access systems in various cities. Following the merger, Diamond I pursued the business plan of Air-Q and now operates Wi-Fi hotspots in five states and the District of Columbia. The term Wi-Fi refers to an industry standard for wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in unlicensed spectra, such as 2.4 and 5.8 Ghz.

On May 24, 2004, Diamond I acquired all of the outstanding common stock of AirRover Networks, Inc., a privately-held Maryland corporation (“AirRover Networks”), for 206,000 shares of Diamond I common stock. At the time of acquisition, AirRover Networks was operating Wi-Fi hotspots in three states.

Hereinafter, all references to Diamond I include the operations and financial condition of Air-Q for the period from inception, June 17, 2003, through December 31, 2003, and for the year ended December 31, 2004, and the operations of AirRover Networks from the date of acquisition through December 31, 2004.

Consolidation

As of December 31, 2004, Diamond I had two wholly owned subsidiaries, Diamond I Technologies, Inc. (formerly Air-Q Corp.) and AirRover Networks, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

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
Fair Value of Financial Instruments

Diamond I’s financial instruments consist of cash and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

Equipment

Equipment consists of computer equipment stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of three years. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. No impairment losses have been recorded since inception.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the period ended December 31, 2003, and for the year ended December 31, 2004.

Basic Loss Per Share

Diamond I is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2003 and 2004, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period, as adjusted to reflect a four-for-one forward common stock split.
Forward Stock Split

In September 2004, Diamond I completed a four-for-one forward split of its outstanding common stock. The financial statements, including per share amounts, for the period ended December 31, 2003, and for the year ended December 31, 2004, have been adjusted to reflect this forward common stock split.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Diamond I has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to Diamond I’s overall results of operations depending on the number of stock options granted in a given year.

NOTE 2 - GOING CONCERN

Diamond I, Inc. has incurred losses totaling $5,791,698 through December 31, 2004 has a working capital deficit of $75,464 at December 31, 2004. Because of these conditions, Diamond I will require additional working capital to develop business operations. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that Diamond I will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support Diamond I’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Diamond I will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Diamond I. If adequate working capital is not available Diamond I may not increase its operations.

These conditions raise substantial doubt about Diamond I's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Diamond I be unable to continue as a going concern.

NOTE 3 - REVERSE ACQUISITION

On June 20, 2003, Diamond I, then known as Covenant Financial Corporation (Covenant), issued 11,000,000 shares of common stock for 100% of the outstanding common stock of Air-Q. After the merger, the stockholders of Air-Q owned approximately 95% of the outstanding common stock of Covenant and, on June 24, 2003, changed its corporate name.

For accounting purposes, the merger has been treated as an acquisition of Covenant and a recapitalization of Air-Q using the purchase method of accounting. Air-Q’s historical financial statements replace Covenant’s in the accompanying financial statements. Air-Q is now known as “Diamond I Technologies, Inc.”

NOTE 4 - ACQUISITION
In May 2004, Diamond I issued 206,000 shares of its common stock in connection with the acquisition of AirRover Networks, Inc., a privately-held Maryland corporation.

The following represents the allocation of the purchase price over the historical net book values of the acquired assets and assumed liabilities of AirRover Networks on the date of the acquisition. The allocation made is as follows:

Tangible assets acquired at fair value	$16,041
Cost in excess of net tangible assets	366,162
Liabilities assumed	(1,103)
Total purchase price	$381,100

At December 31, 2004, in reviewing the assets associated with AirRover Networks, Diamond I determined that, due a significant downturn in the Wi-Fi hotspot industry, these assets had become substantially impaired. Based on this determination, the entire amount of the purchase price of AirRover Networks, $381,100, was written-down.

NOTE 5 - PROPERTY
Property consisted of the following as of December 31, 2004:
Furniture and equipment	$96,764
Less: accumulated depreciation	(52,507)
Net book value	$44,257
Depreciation expense totaled $48,279 and $4,228 for 2004 and 2003, respectively.
NOTE 6 - NOTE PAYABLE

Diamond I has a $55,000 unsecured note payable with the Douglas Park Group a third party bearing interest at 8% per annum. Diamond I received the funding for working capital purposes. The note is due two business days after Diamond I raises $200,000 from the exercise of warrants. See “Note 12 - Subsequent Events (Unaudited)”.

NOTE 7 - INCOME TAXES

Diamond I follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:
December 31, 2004
Refundable Federal income tax attributable to:
Current operations	$1,050,000
Less, Change in valuation allowance	(1,050,000)
Net refundable amount	$0
The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:
December 31, 2004
Deferred tax asset attributable to:
Net operating loss carryover	$1,050,000
Less, Change in valuation allowance	(1,050,000)
Net deferred tax asset	$0
NOTE 8 - CAPITAL STOCK
Amended and Restated Certificate of Incorporation

On September 23, 2003, Diamond I amended and restated its certificate of incorporation to increase the number of authorized shares of stock to 250,000,000: 200,000,000 shares of common and 50,000,000 shares of preferred. Shares of preferred stock may be issued from time to time in one or more series, at the discretion of Diamond I’s board of directors.

On January 18, 2005, Diamond I amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700,000,000.
Stock Purchase Agreements

In June 2003, Diamond I entered into four securities purchase agreements for a total of 5,000,000 shares of common stock at $.10 per share. Diamond I received proceeds totaling $450,000, net of $50,000 cost of raising the capital. As part of the securities purchase agreements, Diamond I issued warrants to acquire a total of 20,000,000 shares of common stock at an average exercise price per share of $.35. In April 2004, these warrants were cancelled and replaced with 5,000,000 warrants that expire in April 2008 with an average exercise price of $1.00 per share. In addition, Diamond I issued, to a third party as a fee related to raising the capital, warrants to acquire a total of 4,000,000 shares of common stock that expire in September 2008 with an average exercise price of $.35 per share.

Series A Preferred Stock

On March 2, 2004, Diamond I issued 500,000 shares of a newly created Series A convertible preferred stock and warrants for cash proceeds of $500,000. The shares of Series A preferred stock are convertible at any time into 400,000 shares of Diamond I common stock. The shares of common stock underlying the Series A preferred stock and the warrants possesses certain demand registration rights. In addition, the Series A preferred stock bears a cash dividend at the rate of 6% per annum, with cumulative rights. At December 31, 2004, Diamond I recorded a dividend payable of $22,500, in connection with its shares of Series A preferred stock.

Each holder of outstanding shares of Series A preferred stock is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by such holder are then convertible at each meeting of shareholders with respect to any and all matters presented to the shareholders for their action or consideration.

Stock for Services and Bonuses

During 2003, Diamond I issued a total of 2,656,500 shares of common stock to third-party consultants for services, resulting in $1,514,825 in non-cash compensation expense included in general and administrative expense in the accompanying statement of revenues and expenses. During 2004, Diamond I issued a total of 5,172,000 shares of common stock to third-party consultants for services, resulting in $1,762,422 in non-cash compensation expense included in professional fees in the accompanying statement of revenues and expenses.

During 2003, as Diamond I issued a total of 500,000 shares of common stock, valued at $470,000, to its secretary/vice-president as an employment bonus to serve as an officer of Diamond I. During 2004, Diamond I issued, as bonuses, a total of 4,642,856 shares of common stock, valued at $401,428, to certain of its officers and a total of 800,000 of common stock, valued at $182,000, to certain of its directors.

Diamond I measured the transactions at the respective dates of issuance at the quoted market price, at prices ranging from $.07 to $.9625 per share There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

NOTE 9 - WARRANTS

In June 2003, Diamond I issued, in conjunction with the sale of shares of its common stock, a total of 20,000,000 warrants to purchase a total of 20,000,000 shares of common stock, with an average exercise price of $.35 per share. In April 2004, Diamond I reached an agreement to restructure the 20,000,000 warrants. Under the agreement, these warrants were cancelled and new warrants to purchase a total of 5,000,000 shares at an average exercise price of $1.00 per share were issued. The 5,000,000 warrants will expire on April 22, 2008. The warrants were valued using Black-Scholes and charged against equity as a financing cost, resulting in no change in net equity. As a result of Diamond I’s four-for-one forward stock split, these warrants increased in number to 20,000,000 to purchase a like number of shares of common stock at an average exercise price of $.25 per share.

In March 2004, Diamond I issued, in conjunction with the sale of shares of its Series A Preferred Stock, 250,000 warrants to purchase 250,000 shares of its common stock at an exercise price of $3.50 per share and 250,000 warrants to purchase 250,000 shares of its common stock at an exercise price of $4.50 per share. These warrants will expire in March 2007. The warrants were valued using Black-Scholes and charged against equity as a financing cost, resulting in no change in net equity. As a result of Diamond I’s four-for-one forward stock split, these warrants increased in number to 2,000,000 to purchase a like number of shares of common stock at an average exercise price of $1.00 per share.

The warrants issued to the holder of the Series A preferred stock were assigned a value of $290,442, which decreased the carrying value of the Series A preferred stock. These warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 3.5%, and expiration date of March 1, 2007, a volatility factor of 53% and a dividend yield of 0%. In connection with the issuance of the Series A preferred stock and warrants, Diamond I recorded $165,442 related to the beneficial conversion feature on the Series A preferred stock as a deemed dividend, which is reflected in the income or loss applicable to common stockholders in the calculation of basic and diluted net loss per share. A beneficial conversion feature is present because the effective conversion price of the Series A preferred stock was less that the fair value of the common stock on the commitment date.

In connection with certain sales of securities, Diamond I paid a finder’s fee. For its efforts, the finder received 10% of the cash proceeds and common stock purchase warrants, as follows: (1) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.20 per share; (2) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.30 per share; (3) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.40 per share; and (4) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.50 per share. As a result of Diamond I’s four-for-one forward stock split, this finder now holds (A) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.05 per share; (B) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.075 per share; (C) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share; and (D) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.15 per share.

As of December 31, 2004, no warrants have been exercised.
NOTE 10 - OPTIONS

In September 2004, Diamond I entered into a consulting agreement with a third party. Pursuant to this consulting agreement, the consultant had the right to purchase up to $50,000 worth of Diamond I’s common stock each month, at a purchase price equal to 70% of the market price for Diamond I’s common stock, at the time of issue. The value of these options, as calculated pursuant to the Black-Scholes model, was approximately $21,000 per month. During 2004, Diamond I issued a total of 1,640,435 shares upon the exercise of these options, for cash in the amount of $150,000.

Subsequent to December 31, 2004, this consulting agreement was amended to permit the purchase of up to $150,000 worth of Diamond I’s common stock each month.
NOTE 11 - COMMITMENTS
Employment Agreements

Diamond I has entered into employment agreements with each of its officers, with terms ranging from two to three years and salaries ranging from $96,000 to $180,000 per year, respectively. During 2003, Diamond I did not pay all sums owed under certain of the employment agreements, and the subject employees have forfeited the unpaid amounts due pursuant to their agreements for the year ended December 31, 2003. During 2004, Diamond I did not pay all sums owed under certain of the employment agreements, and the subject employees have accrued the unpaid amounts, a total of $174,000, due pursuant to their agreements for the year ended December 31, 2004.

Office Lease

Diamond I leases approximately 2,000 square feet of office space under a lease agreement that expires in 2005. Under the lease agreement, Diamond I paid a deposit of $3,560 and makes monthly lease payments of $3,560.

NOTE 12 - SUBSEQUENT EVENTS (UNAUDITED)
Acquisition of Diamond I Technologies, Inc.

On January 18, 2005, pursuant to an agreement and plan of reorganization, Diamond I acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a Nevada corporation (“DITech”), by issuing a total of 70,591,026 shares of its common stock to the shareholders of DITech. The reorganization agreement provides for further issuances of shares of Diamond I’s common stock, upon DITech’s satisfying certain performance standards, as follows: (a) an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is two years from the consummation of the reorganization agreement, DITech shall have completed the design and installation of a hand-held Wi-Fi-based gaming system in a first-class hotel/casino with no fewer than 400 guest rooms located in the State of Nevada (the “Target System”), to the effect that the Target System is 100% operational and ready for use by guests of the host hotel/casino, which readiness shall include the approval of the Nevada Gaming Commission; and (b) an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is five years from the consummation of the reorganization agreement, the Target System shall have operated at a profit, as determined by generally accepted accounting principles, for a period of three consecutive months. In addition, Diamond I is required to provide to DITech a total of $3,000,000 as operating capital, as follows: (i) within one month of the consummation of the reorganization agreement, the sum of $100,000; (ii) within six months of the consummation of the reorganization agreement, the additional sum of $400,000; (iii) within nine months of the consummation of the reorganization agreement, the additional sum of $500,000; and (iv) within one year of the consummation of the reorganization agreement, the additional sum of $2,000,000. Diamond I’s failure to provide any portion of these funds on or before the required dates will cause Diamond I to return to the shareholders of DITech 100% of the then-outstanding shares of common stock of DITech. Should this occur, Diamond I would no longer have any interest in DITech or its business. Diamond I satisfied the first payment obligation and expects to be able to satisfy the second payment obligation when it become due. However, Diamond I does not presently possess adequate funds with which to satisfy its future funding obligations to DITech.

In determining the number of shares of our common stock to be issued to the shareholders of DITech, Diamond I’s board of directors did not employ any standard valuation formula or any other standard measure of value. Rather, the number shares issued to the shareholders of Diamond I was determined through arm’s-length negotiations.

DITech has developed a hand-held Wi-Fi-based gaming system for on-premises use by casinos/resorts. DITech’s gaming system, based on a patent-pending security system, would permit casino patrons to secure a PDA device from the casino that would enable the patrons to enjoy in-room and pool-side gaming action, as well as other casino services. Diamond I has previewed the system for private audiences in client-and-regulatory-specific presentations (where necessary, DITech intends to seek regulatory approval of its gaming system).

Amendments of Amended and Restated Certificate of Incorporation

On January 18, 2005, Diamond I amended its amended and restated certificate of incorporation, whereby its authorized number of shares of common stock was increased from 200,000,000 shares to 700,000,000 shares.

On January 24, 2005, a change in corporate name become effective; on that date, the company’s corporate name changed from “AirRover Wi-Fi Corp.” to “Diamond I, Inc.”
Note Payment
Subsequent to December 31, 2004, Diamond I paid in full its note payable in the principal amount of $55,000, plus all accrued and unpaid interest of approximately $7,000.