Form 10QSB
period 2005-03-31
Diamond I, Inc.
filed 2005-05-24
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2005
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______.

Commission File No. 33-19961

Diamond I, Inc.
(Exact Name of Small Business Issuer as Specified in its Charter)
DELAWARE	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
5555 Hilton Avenue, Suite 207, Baton Rouge, Louisiana 70808
(Address of Principal Executive Offices, including Zip Code)
(225) 923-1034
(Issuer’s telephone number, including area code)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 5-17-05
Common Stock, $.001 par value	192,971,383

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc. and Subsidiaries
Page
Balance Sheet as of March 31, 2005 (unaudited)	3
Statement of Revenues and Expenses for the Three Months Ended March 31, 2005 and 2004, and Period from June 17, 2003 (Inception), Through March 31, 2004 (unaudited)	4
Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	5
Notes to Consolidated Financial Statements	7

DIAMOND I, INC. AND SUBSIDIARIES
(Formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (a development stage company)
CONSOLIDATED BALANCE SHEET
March 31, 2005 (unaudited)
ASSETS
Current assets:
Cash	$25,199
Total Current Assets	25,199
Equipment, net of accumulated depreciation of $56,735	44,083
Total Assets	$69,282
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,849
Total current liabilities	4,849
Commitments
Stockholders’ deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 700,000,000 shares authorized, 185,432,525 shares issued and outstanding	185,433
Additional paid-in capital	22,945,885
Deficit accumulated during the development stage	(23,067,385)
Total Stockholders' Equity	64,433
Total Liabilities and Stockholders’ Equity	$69,282

The accompanying notes are an integral part of these statements.

DIAMOND I, INC. AND SUBSIDIARIES
(Formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (a development stage company)
STATEMENT OF REVENUES AND EXPENSES
Three Months Ended March 31, 2005 and 2004, and Period from June 17, 2003 (Inception), Through March 31, 2004 (Unaudited)
Three Months Ended March 31,	Inception through
2005	2004	March 31, 2005
Revenues	$546	$218	$8,640
Internet access costs	(6,182)	0	(32,246)
Gross profit (loss)	(5,636)	218	(23,606)
OPERATING EXPENSES
Consulting fees	29,225	0	1,561,975
Salaries and commissions	631,710	0	1,017,672
Legal and professional	241,063	0	315,761
Depreciation	4,228	0	43,285
Rent	14,386	0	60,313
Impairment loss	16,306,527	0	16,808,527
Other general and administrative	42,906	766,265	3,237,339
Total Operating Expenses	17,270,045	766,265	23,044,872
LOSS FROM OPERATIONS	(17,275,681)	(766,047)	(23,068,478)
OTHER INCOME (EXPENSE)	0	0	1,099
NET LOSS	$(17,275,681)	$(766,047)	$(23,067,379)
Deemed Dividend on Preferred Stock	0	(165,442)	(165,442)
Net Loss Available to Common Shareholders	(17,275,681)	(931,489)	(23,232,821)

Net loss applicable to common shareholders
Basic and diluted	(0.105)	(0.011)
Weighted average number of shares outstanding
Basic and diluted	165,087,614	81,577,168
The accompanying notes are an integral part of these statements.

DIAMOND I, INC. AND SUBSIDIARIES
(Formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (a development stage company)
STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004, and Period from June 17, 2003 (Inception), Through March 31, 2004 (Unaudited)
Three Months Ended March 31,
2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,275,681)	$(766,047)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,228	4,322
Stock issued for services and salary	780,679	617,850
Impairment loss and write-down of assets	16,306,527	0
Changes in assets and liabilities:
Accrued expenses	0	0
Accounts payable	4,849	3
CASH FLOWS USED IN OPERATING ACTIVITIES	(230,356)	(143,872)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,060)	0

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note payable	0	0
Payment on note payable	(61,557)	0
Issuance of preferred shares	0	209,558
Issuance of warrants	0	290,442
Sale of common stock, net	310,000	0
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	248,423	500,000

NET INCREASE IN CASH	14,007	356,128
Cash, beginning of period	11,192	98,907
Cash, end of period	$25,199	$455,035

Supplemental information:
Income taxes paid	$0	$0
Interest paid	$0	$0

The accompanying notes are an integral part of these statements.

DIAMOND I, INC.
(Formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation and formerly Covenant Financial Corporation) (a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of March 31, 2005, the statement of revenues and expenses and the statement of cash flows for the three months ended March 31, 2005 and 2004, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at March 31, 2005, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

NOTE 2 - CRITICAL ACCOUNTING POLICIES
Consolidation

As of March 31, 2005, Diamond I had two wholly owned subsidiaries, Diamond I Technologies, Inc. (formerly Air-Q Corp.) and AirRover Networks, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated on the basis of cost and are amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (generally three years). Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions which may indicate an impairment issue exists include a negative economic downturn or a change in the assessment of future operations. In the event that a condition is identified which may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

For the three months ended March 31, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527 (unaudited).
Basic Loss Per Share

Diamond I is required to provide basic and dilutive earnings (loss) per common share information.

The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the interim periods of 2004 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period, as adjusted to reflect a four-for-one forward common stock split.
Forward Stock Split

In September 2004, Diamond I completed a four-for-one forward split of its outstanding common stock. The financial statements, including per share amounts, for the period ended March 31, 2005, have been adjusted to reflect this forward common stock split.

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

NOTE 3 - GOING CONCERN

Diamond I has incurred losses totaling $8,119,729 (unaudited) through March 31, 2005, and had limited working capital at March 31, 2005. Because of these conditions, Diamond I will require additional working capital to develop business operations. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

NOTE 4 - ACQUISITION

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

The following represents the allocation of the purchase price over the historical net book values of Diamond I Technologies, Inc. on the date of the acquisition. The allocation made is as follows:
Tangible assets acquired at fair value	$0
Cost in excess of net tangible assets	16,306,527
Total purchase price	$16,306,527
For the three months ended March 31, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527 (unaudited).

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

NOTE 5 - NOTE PAYABLE
During the three months ended March 31, 2005, Diamond I paid in full its note payable in the principal amount of $55,000, plus all accrued and unpaid interest of approximately $6,600.
NOTE 6 - CAPITAL STOCK
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

Stock for Services and Bonuses

During the first three months of 2004, Diamond I issued a total of 131,500 shares of common stock to third-party consultants for services, resulting in $617,850 (unaudited) in non-cash compensation expense included in general and administrative expense in the accompanying statement of revenues and expenses. During the first three months of 2005, Diamond I issued a total of 2,702,667 shares of common stock to third-party consultants for services, resulting in $227,200 (unaudited) in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first three months of 2004, Diamond I issued no shares of common stock as a bonus to any of its officers and directors. During the first three months of 2005, Diamond I issued, as bonuses to certain of its officers and directors, a total of 4,200,000 shares of common stock, valued at $336,000 (unaudited).

Diamond I measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

NOTE 7 - WARRANTS

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

As of March 31, 2005, no warrants have been exercised.
NOTE 8 - OPTIONS

In January 2005, Diamond I entered into a consulting agreement with a third party. Pursuant to this consulting agreement, the consultant has the right to purchase up to $150,000 worth of Diamond I’s common stock each month, at a purchase price equal to 70% of the market price for Diamond I’s common stock, at the time of issue. During the first three months of 2005, Diamond I issued a total of 3,935,500 shares upon the exercise of these options, for cash in the amount of $310,000.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
As of the date of this Quarterly Report on Form 10-QSB, our independent auditor had not yet completed its review of the financial statements included herein.
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

Our management has determined to focus all of our available resources, financial and otherwise, on the exploitation of this wireless gaming system and will not pursue additional Wi-Fi hotspot locations, unless that industry regains its pervious vitality.

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

During 2004, we obtained $150,000 from the exercise of certain options, which funds were used for operating expenses.

During the first quarter of 2005, we obtained a total of $310,000 (unaudited) from the exercise of certain options, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

Critical Accounting Policies
There were no material changes to our critical accounting policies during the period ended March 31, 2005.

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

Results of Operations

During the three months ended March 31, 2005 and 2004, we generated $546 (unaudited) and $218 (unaudited), respectively, in revenues from our business operations. It is likely that our revenues for the remainder of 2005 will be less than for 2004, due to our determination to develop our wireless gaming products rather than to pursue further development of our hotspot business. We currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

For the three months ended March 31, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527 (unaudited) and is included in our operating expenses for the period then ended.

Due to our severe lack of capital during both interim periods, we issued shares of our common stock to consultants. During the first three months of 2004, we issued a total of 131,500 shares of common stock to third-party consultants for services, resulting in $617,850 (unaudited) in non-cash compensation expense included in general and administrative expense in the accompanying statement of revenues and expenses. During the first three months of 2005, we issued a total of 2,702,667 shares of common stock to third-party consultants for services, resulting in $227,200 (unaudited) in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The full value of the consulting services received by us under each agreement has been expensed.

We do not expect to incur significant consulting expenses during the remainder 2005. However, our management may, if necessary, hire consultants and pay them in cash, shares of our common stock or a combination thereof, should our circumstances change.

During the first three months of 2004, we issued no shares of common stock as a bonus to any of our officers and directors. During the first three months of 2005, we issued, as bonuses to certain of its officers and directors, a total of 4,200,000 shares of common stock, valued at $336,000 (unaudited).

We measured the foregoing stock transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore, we recorded the expense at the date of issuance.

Liquidity and Capital Resources

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are not in a significantly liquid position, with working capital of only $20,350 (unaudited), although we are able to pay our operating expenses as they are incurred. Following our acquisition of DITech, we have focused on the development of our wireless gaming products.

During 2004, we obtained $500,000 from the sale of preferred stock, the proceeds of which equity sale were used to develop our hotspot business and for working capital. We also obtained $150,000 from the exercise of certain options, which funds were used for operating expenses.

During the first three months of 2005, we obtained a total of $310,000 (unaudited) from the exercise of certain options, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

Our management has made this determination because of its desire not to over-commit our resources. Our management’s philosophy is to make capital and related commitments only to the extent our available capital permits. Our management’s philosophy may, in the future, prove to have been flawed, to the extreme detriment to our business and, ultimately, our shareholders.

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

Capital Expenditures

For the three months ended March 31, 2005, we made only small expenditures for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no significant capital expenditures.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2. Changes in Securities.
During the three months ended March 31, 2005, we issued securities as follows:
1.	(a)	Securities Sold. In January 2005, a total of 70,591,026 shares of our common stock were issued.
(b)

Underwriter or Other Purchasers. Such shares of common stock were issued to Jason P. Davis (17,647,757 shares), Mike Prasad (14,118,204 shares), Ryan Hayden (14,118,204 shares), Larry Shultz (14,118,204 shares) and Clayton D. Carter (10,588,657 shares).

	(c)	Consideration. Such shares of common stock were issued pursuant to an agreement and plan of reorganization and were valued, in the aggregate, at $14,824,116.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

2.	(a)	Securities Sold. In January 2005, 7,059,103 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Financial Capital Consultants, Inc.
	(c)	Consideration. Such shares of common stock were issued as a finder’s fee and were valued at $1,482,411.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3.	(a)	Securities Sold. In March 2005, 1,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Alex P. Davis.
	(c)	Consideration. Such shares of common stock were issued pursuant to an employment agreement and were valued at $150,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

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

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K
During the three months ended March 31, 2005, we filed four Current Reports on Form 8-K, as follows:
-	Date of Event: January 18, 2005, wherein we reported an amendment to our amended and restated certificate of incorporation; this Current Report on Form 8- K is incorporated herein by this reference.
-	Date of Event: January 18, 2005, wherein we reported the acquisition of Diamond I Technologies, Inc.; this Current Report on Form 8- K is incorporated herein by this reference.
-

Date of Event: January 24, 2005, wherein we reported an amendment to our amended and restated certificate of incorporation and made certain Regulation FD disclosure; this Current Report on Form 8- K is incorporated herein by this reference.

-	Date of Event: January 27, 2005, wherein we made certain Regulation FD disclosure; this Current Report on Form 8- K is incorporated herein by this reference.
Subsequent to March 31, 2005, we have filed one Current Report on Form 8-K, as follows:
-	Date of Event: April 29, 2004, wherein we reported a change in our independent auditor; this Current Report on Form 8- K is incorporated herein by this reference.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 23, 2005	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]