Form 10QSB/A
period 2005-03-31
Diamond I, Inc.
filed 2005-06-08
CIK 828940

Form 10-QSB/A

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc. and Subsidiaries
Page
Consolidated Balance Sheet as of March 31, 2005 (unaudited)	3
Consolidated Statement of Revenues and Expenses for the Three Months Ended March 31, 2005 and 2004, and Period from June 17, 2003 (Inception), Through March 31, 2005 (unaudited)	4
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2005 and 2004, and Period from June 17, 2003 (Inception), Through March 31, 2005 (unaudited)	5
Notes to Consolidated Financial Statements	7

DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED BALANCE SHEET
March 31, 2005 (unaudited)
(Restated)
ASSETS
Current assets:
Cash	$25,199
Total Current Assets	25,199
Equipment, net of accumulated depreciation of $56,735	44,083
Total Assets	$69,282
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$4,849
Accrued liabilities	11,997
Total current liabilities	16,846
Commitments
Stockholders’ equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 700,000,000 shares authorized, 185,832,525 shares issued and outstanding	185,833
Additional paid-in capital	23,889,491
Deficit accumulated during the development stage	(24,023,388)
Total Stockholders' Equity	52,436
Total Liabilities and Stockholders’ Equity	$69,282

DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
Three Months Ended March 31, 2005 and 2004, and Period from June 17, 2003 (Inception), Through March 31, 2005 (Unaudited)
Three Months Ended March 31,	Inception through
2005	2004	March 31, 2005
(Restated)
Revenues	$666	$218	$8,760
Internet access costs	(6,182)	0	(32,246)
Gross profit (loss)	(5,516)	218	(23,486)
OPERATING EXPENSES
Consulting fees	29,225	0	1,561,975
Salaries and commissions	820,112	0	1,206,074
Legal and professional	241,063	0	315,761
Depreciation	4,228	4,325	43,285
Rent	14,386	0	60,313
Impairment expense	16,306,527	0	16,808,527
Other general and administrative	810,678	761,940	4,005,111
Total Operating Expenses	18,226,219	766,265	24,001,046
LOSS FROM OPERATIONS	(18,231,735)	(766,047)	(24,024,532)
OTHER INCOME (EXPENSE)	45	0	1,144
NET LOSS	(18,231,690)	(766,047)	(24,023,388)
Deemed Dividend on Preferred Stock	0	(165,442)	(165,442)
Net Loss Available to Common Shareholders	$(18,231,690)	$(931,489)	$(24,188,830)
Net loss applicable to common shareholders
Basic and diluted	$(0.11)	$(0.01)
Weighted average number of shares outstanding
Basic and diluted	163,039,464	81,577,168

DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005 and 2004, and Period from June 17, 2003 (Inception), Through March 31, 2005 (Unaudited)
Three Months Ended March 31,	Inception through
2005	2004	March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,231,690)	$(766,047)	$(24,023,388)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,228	4,325	56,735
Stock issued for services and salary	931,200	617,850	5,089,690
Impairment expense and write-down of assets	16,306,527	0	16,808,527
Stock option expense	767,607	0	767,607
Changes in assets and liabilities:
Accounts payable	(8,991)	0	4,849
Accrued expenses	(5,820)	0	11,997
CASH FLOWS USED IN OPERATING ACTIVITIES	(236,939)	(143,872)	(1,283,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(4,054)	0	(100,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note payable	0	0	55,000
Payment on note payable	(55,000)	0	(55,000)
Issuance of preferred shares	0	209,558	209,558
Issuance of warrants	0	290,442	290,442
Sale of common stock, net	310,000	0	910,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	255,000	500,000	1,410,000

NET CHANGE IN CASH	14,007	356,128	25,199
Cash, beginning of period	11,192	98,907	0
Cash, end of period	$25,199	$455,035	$25,199

Supplemental information:
Interest paid	$6,600	$0	$6,600

DIAMOND I, INC.
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

Restatements of March 31, 2005, were made. See note 8 for details.
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

For the three months ended March 31, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was impaired in the amount of $16,306,527.

NOTE 3 - ACQUISITION

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
For the three months ended March 31, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527.

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

NOTE 4 - NOTE PAYABLE
During the three months ended March 31, 2005, Diamond I paid in full its note payable in the principal amount of $55,000, plus all accrued and unpaid interest of approximately $6,600.
NOTE 5 - CAPITAL STOCK
On January 18, 2005, Diamond I amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700,000,000.
Stock for Services and Bonuses

During the first three months of 2005, Diamond I issued a total of 2,702,667 shares of common stock to third-party consultants for services, resulting in $277,200 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first three months of 2005, Diamond I issued, as bonuses to certain of its officers and directors, a total of 4,200,000 shares of common stock, valued at $462,000.
NOTE 6 - OPTIONS

In January 2005, Diamond I entered into a consulting agreement with a third party. Pursuant to this consulting agreement, the consultant has the right to purchase up to $150,000 worth of Diamond I’s common stock each month, at a purchase price equal to 70% of the market price for Diamond I’s common stock, at the time of issue. During the first three months of 2005, Diamond I issued a total of 3,935,500 shares upon the exercise of these options, for cash in the amount of $310,000. A stock option expense $767,607 was recorded as of March 31, 2005.

NOTE 7 - SUBSEQUENT EVENT
In April and May 2005, Diamond I issued of 2,010,000 shares for the exercise of options, for cash in the amount of $47,000.
NOTE 8 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS
There were several misstatements in the originally prepared March 31, 2005, financials. See the notes below.
Previously Stated	Increase (Decrease)	Restated
As of March 31, 2005:
Balance Sheet:
Cash	$25,199	$0	$25,199
Equipment, net of accumulated depreciation	44,083	0	44,083
Total assets	$69,282	0	$69,282
Accounts payable	$4,849	$0	$4,849
Accrued liabilities	0	(4)	11,997	11,997
Preferred stock	500	0	500
Common stock	185,433	(1)	400	185,833
Paid-in capital	22,945,885	(1)	175,999	23,889,491
(3)	767,607
Accumulated deficit	(23,067,385)	(1)	(176,399)	(24,023,388)
(2)	(165)
(3)	(767,607)
(4)	(11,997)
(2)	165
Total liabilities and equity	$69,282	$0	$69,282
For the three months ended March 31, 2005:
Statement of Revenues and Expenses:
Revenue	$501	(2)	$165	$666
Cost of sales	6,182	0	6,182
Gross loss	5,681	165	5,516
General and administrative	$959,296	(1)	$176,399	$1,915,464
(2)	165
(3)	767,607
(4)	11,997
Depreciation and amortization expense	4,228	0	4,228
Impairment expense	16,306,527	0	16,306,527
Total operating expenses	17,270,051	956,168	18,226,219
Loss from operations	(17,275,732)	(956,003)	(18,231,735)
Other income	45	0	45
Net loss	$(17,275,687)	$(956,003)	$(18,231,690)

Basic and diluted net loss per common share	$(.10)	$(.11)
Weighted average number of shares outstanding
Basic and diluted	165,087,614	(2,048,150)	163,039,464

Restatement notes:
(1)	To adjust stock issued for services to attorney and employees. Expense was reported as $536,000 and actual expense was $712,399 after adjustment.
(2)	To adjust revenues to actual amount of $666. Prior amount was reported as $501.
(3)

To record stock option expense for the 3,935,500 options exercised and 2,352,941 options not exercised granted to a consultant during the first quarter of 2005. Stock option expense increased to $767,607 and additional paid in capital was charged the same amount. No expense was recorded in the prior filing.

(4)	To accrue $11,997 worth of stock owed to a consultant for the first quarter of 2005. No accrual was recorded in the prior filing.

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

During the first quarter of 2005, we obtained a total of $310,000 from the exercise of certain options, which funds were used to pay costs associated with our wireless gaming business and for operating expenses. Since March 31, 2005, we have obtained a total of approximately $47,000 from the exercise of certain options, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

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

Results of Operations

During the three months ended March 31, 2005 and 2004, we generated $666 and $218, respectively, in revenues from our business operations. It is likely that our revenues for the remainder of 2005 will be less than for 2004, due to our determination to develop our wireless gaming products rather than to pursue further development of our hotspot business. We currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

For the three months ended March 31, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527 and is included in our operating expenses for the period then ended.

Due to our severe lack of capital during both interim periods, we issued shares of our common stock to consultants. During the first three months of 2004, we issued a total of 131,500 shares of common stock to third-party consultants for services, resulting in $617,850 in non-cash compensation expense included in general and administrative expense in the accompanying statement of revenues and expenses. During the first three months of 2005, we issued a total of 2,702,667 shares of common stock to third-party consultants for services, resulting in $277,200 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The full value of the consulting services received by us under each agreement has been expensed.

We do not expect to incur significant consulting expenses during the remainder 2005. However, our management may, if necessary, hire consultants and pay them in cash, shares of our common stock or a combination thereof, should our circumstances change.

During the first three months of 2004, we issued no shares of common stock as a bonus to any of our officers and directors. During the first three months of 2005, we issued, as bonuses to certain of its officers and directors, a total of 4,200,000 shares of common stock, valued at $462,000.

We measured the foregoing stock transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore, we recorded the expense at the date of issuance.

Liquidity and Capital Resources

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are not in a significantly liquid position, with working capital of only $20,350, although we are able to pay our operating expenses as they are incurred. Following our acquisition of DITech, we have focused on the development of our wireless gaming products.

During 2004, we obtained $500,000 from the sale of preferred stock, the proceeds of which equity sale were used to develop our hotspot business and for working capital. We also obtained $150,000 from the exercise of certain options, which funds were used for operating expenses.

During the first three months of 2005, we obtained a total of $310,000 from the exercise of certain options, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

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

However, in the review and evaluation of the effectiveness of our disclosure controls and procedures, our chief executive officer and acting financial officer detected a material weakness in the assimilation of financial information into the preparation process associated with our periodic reports filed under the Securities Exchange Act of 1934, in that we were late in filing this report, there were material adjustments required by our auditors, and this report contains a restatement of results. We believe necessary corrections to these processes have been implemented, effective for the second quarter of 2005.

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
Date: June 8, 2005.	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]