Form 10QSB
period 2005-06-30
Diamond I, Inc.
filed 2005-08-22
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 8-18-05
Common Stock, $.001 par value	201,971,383


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc. and Subsidiaries
Page
Consolidated Balance Sheet as of June 30, 2005 (unaudited)	3
Consolidated Statement of Revenues and Expenses for the Three Months and Six Months Ended June 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through June 30, 2005 (unaudited)	4
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through June 30, 2005 (unaudited)	5
Notes to Consolidated Financial Statements	7


DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED BALANCE SHEET
June 30, 2005 (unaudited)
ASSETS
Current assets:
Cash	$0
Total Current Assets	0
Equipment, net of accumulated depreciation of $60,963	39,855
Total Assets	$39,855
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Disbursements in excess of cash balances	$9,791
Accounts payable	4,849
Accrued liabilities	11,997
Total current liabilities	26,637
Commitments
Stockholders’ Equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 700,000,000 shares authorized, 196,262,772 shares issued and outstanding	196,264
Additional paid-in capital	25,051,734
Deficit accumulated during the development stage	(25,288,317)
Subscription receivable	26,400
Total Stockholders' Equity	11,218
Total Liabilities and Stockholders’ Equity	$39,855


DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF REVENUES AND EXPENSES
Three Months and Six Months Ended June 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through June 30, 2005 (Unaudited)
Three Months Ended June 30,	Six Months Ended June 30,	Inception through
2005	2004	2005	2004	6/30/05
Revenues	1,454	$1,407	$2,166	$1,625	$10,260
Internet access costs	(522)	0	(6,704)	0	(32,768)
Gross profit (loss)	932	1,407	(4,538)	1,625	(22,508)
OPERATING EXPENSES
Consulting fees	345,336	0	374,561	0	1,907,311
Salaries and commissions	119,065	0	939,177	0	1,325,139
Legal and professional	13,682	0	254,745	0	329,443
Depreciation	4,228	0	8,456	0	47,513
Rent	3,621	0	18,007	0	63,934
Impairment expense	0	0	16,306,527	0	16,808,527
Other general and administrative	779,929	1,004,583	1,590,607	1,770,849	4,785,040
Total Operating Expenses	1,265,861	1,004,583	19,492,080	1,770,849	25,266,907
LOSS FROM OPERATIONS	(1,264,929)	(1,003,177)	(19,496,618)	(1,769,224)	25,289,415
OTHER INCOME (EXPENSE)	0	0	45	0	1,144
NET LOSS	(1,264,929)	(1,003,177)	(19,496,573)	(1,769,224)	(25,288,271)
Deemed Dividend on Preferred Stock	0	0	0	(165,442)	(165,442)
Net Loss Available to Common Shareholders	$(1,264,929)	$(1,003,177)	$(19,496,573)	$(1,934,666)	$(25,453,713)
Net loss applicable to common shareholders
Basic and diluted	$(0.007)	$(0.01)	$(0.109)	$(0.02)
Weighted average number of shares outstanding
Basic and diluted	190,248,337	81,752,880	177,668,037	82,154,144


DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through June 30, 2005 (Unaudited)
Six Months Ended June 30,	Inception through
2005	2004	June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,496,573)	$(1,934,666)	$(25,288,271)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	8,456	9,473	60,963
Stock issued for services and salary	1,307,266	1,503,899	5,465,756
Impairment expense and write-down of assets	16,306,527	0	16,808,527
Stock option expense	1,535,214	0	1,535,214
Changes in assets and liabilities:
Disbursements in excess of cash balances	(9,791)	0	(9,791)
Accounts payable	(8,991)	0	4,849
Accrued expenses	(5,820)	0	11,997
CASH FLOWS USED IN OPERATING ACTIVITIES	(363,712)	(410,571)	(1,410,756)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,062)	0	(102,826)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note payable	0	0	55,000
Payment on note payable	(55,000)	512	(55,000)
Disbursements in excess of cash balances	9,791	0	9,791
Issuance of preferred shares	0	209,558	209,558
Issuance of warrants	0	290,442	290,442
Sale of common stock, net	394,000	0	994,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	348,791	499,488	1,503,791

NET CHANGE IN CASH	(20,983)	38,589	(9,791)
Cash, beginning of period	11,192	98,709	0
Cash, end of period	$(9,791)	$17,298	$(9,791)

Supplemental information:
Interest paid	$6,600	$0	$6,600


DIAMOND I, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2005, the statement of revenues and expenses for the three months and six months and the statement of cash flows for the six months ended June 30, 2005 and 2004, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at June 30, 2005, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

NOTE 2 - CRITICAL ACCOUNTING POLICIES
Consolidation

As of June 30, 2005, Diamond I had two wholly owned subsidiaries, Diamond I Technologies, Inc. (formerly Air-Q Corp.) and AirRover Networks, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

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

For the six months ended June 30, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was impaired in the amount of $16,306,527.
NOTE 3 - ACQUISITION

On January 18, 2005, pursuant to an agreement and plan of reorganization, Diamond I acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a Nevada corporation (“DITech”), by issuing a total of 70,591,026 shares of its common stock to the shareholders of DITech. The reorganization agreement provides for further issuances of shares of Diamond I’s common stock, upon DITech’s satisfying certain performance standards, as follows: (a) an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is two years from the consummation of the reorganization agreement, DITech shall have completed the design and installation of a hand-held Wi-Fi-based gaming system in a first-class hotel/casino with no fewer than 400 guest rooms located in the State of Nevada (the “Target System”), to the effect that the Target System is 100% operational and ready for use by guests of the host hotel/casino, which readiness shall include the approval of the Nevada Gaming Commission; and (b) an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is five years from the consummation of the reorganization agreement, the Target System shall have operated at a profit, as determined by generally accepted accounting principles, for a period of three consecutive months.

In determining the number of shares of our common stock to be issued to the shareholders of DITech, Diamond I’s board of directors did not employ any standard valuation formula or any other standard measure of value. Rather, the number shares issued to the shareholders of Diamond I was determined through arm’s-length negotiations.

The following represents the allocation of the purchase price over the historical net book values of Diamond I Technologies, Inc. on the date of the acquisition. The allocation made is as follows:
Tangible assets acquired at fair value	$0
Cost in excess of net tangible assets	16,306,527
Total purchase price	$16,306,527
For the six months ended June 30, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527.

DITech has developed a hand-held Wi-Fi-based gaming system for on-premises use by casinos/resorts. DITech’s gaming system, based on a patent-pending security system, would permit casino patrons to secure a PDA device from the casino that would enable the patrons to enjoy in-room and pool-side gaming action, as well as other casino services. Diamond I has previewed the system for private audiences in client-and-regulatory-specific presentations (where necessary, DITech intends to seek regulatory approval of its gaming system).

NOTE 4 - NOTE PAYABLE
During the six months ended June 30, 2005, Diamond I paid in full its note payable in the principal amount of $55,000, plus all accrued and unpaid interest of approximately $6,600.
NOTE 5 - CAPITAL STOCK
On January 18, 2005, Diamond I amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700,000,000.
Stock for Services and Bonuses

During the first six months of 2005, Diamond I issued a total of 6,420,704 shares of common stock to third-party consultants for services, resulting in $621,904 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first six months of 2005, Diamond I issued, as bonuses to certain of its officers and directors, a total of 4,200,000 shares of common stock, valued at $462,000.
NOTE 6 - OPTIONS

In January 2005, Diamond I entered into a consulting agreement with a third party. Pursuant to this consulting agreement, the consultant has the right to purchase up to $150,000 worth of Diamond I’s common stock each month, at a purchase price equal to 70% of the market price for Diamond I’s common stock, at the time of issue. During the first six months of 2005, Diamond I issued a total of 7,445,500 shares upon the exercise of these options, for cash in the amount of $394,000 and a subscription receivable in the amount of $26,400. A stock option expense of $1,535,214 was recorded as of June 30, 2005.


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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Recent Acquisition; Change in Business Plan

During the last half of 2004, our Wi-Fi (wireless fidelity) Internet access, or “hotspot”, business did not expand as we had expected. This lack of growth was in line with the rest of the hotspot industry. To date, Wi-Fi hotspot use by consumers has not met, by a wide margin, forecasts made during 2002 and 2003, with several well-known telecommunications companies abandoning their efforts to develop a hotspot business.

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
DITech has developed a hand-held Wi-Fi-based gaming system for on-premises use by casinos/resorts, known as “WiFiCasino GS”(TM).

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

During the first half of 2005, we obtained a total of $394,000 from the exercise of certain options, which funds were used to pay costs associated with our wireless gaming business and for operating expenses. Since June 30, 2005, we have obtained a total of approximately $51,400 from the exercise of certain options, which funds have been used to pay costs associated with the development of our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

Critical Accounting Policies
There were no material changes to our critical accounting policies during the period ended June 30, 2005.

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

Results of Operations

During the six months ended June 30, 2005 and 2004, we generated $2,166 and $1,625, respectively, in revenues from our business operations. It is likely that our revenues for the remainder of 2005 will be less than for 2004, due to our determination to develop our wireless gaming products rather than to pursue further development of our hotspot business. We currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

For the six months ended June 30, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527 and is included in our operating expenses for the period then ended.

As an additional non-cash expense during the first half of 2005, we recorded a stock option expense of $1,535,214. This option expense relates to a consulting agreement pursuant to which the consultant has the right to purchase up to $150,000 worth of our common stock each month, at a purchase price equal to 70% of the market price for Diamond I’s common stock, at the time of issue. During the first six months of 2005, we issued a total of 7,445,500 shares upon the exercise of these options, for cash in the amount of $394,000 and a subscription receivable in the amount of $26,400.

Due to our severe lack of capital during both interim periods, we issued shares of our common stock to consultants. During the first six months of 2004, we issued shares of common stock to third-party consultants for services, resulting in $1,503,900 in non-cash compensation expense included in general and administrative expense in the accompanying statement of revenues and expenses. During the first six months of 2005, we issued a total of 6,552,204 shares of common stock to third-party consultants for services, resulting in $645,060 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The full value of the consulting services received by us under each agreement has been expensed.

It is possible that we will incur significant consulting expenses during the remainder 2005. Our management may, if necessary, hire consultants and pay them in cash, shares of our common stock or a combination thereof.

During the first six months of 2004, we issued no shares of common stock as a bonus to any of our officers and directors. During the first six months of 2005, we issued, as bonuses to certain of its officers and directors, a total of 4,200,000 shares of common stock, valued at $462,000.

You should note that we measured the foregoing stock transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore, we recorded the expense at the date of issuance. You should further note that, as of the date of this Form 10-QSB, our independent auditor had not yet completed its review of the financial statements included herein.

Liquidity and Capital Resources

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are in a substantially illiquid position, with a working capital deficit of$26,637. In general, we are able to pay our operating expenses as they are incurred. Following our acquisition of DITech, we have focused on the development of our wireless gaming products and its related business.

During 2004, we obtained $500,000 from the sale of preferred stock, the proceeds of which equity sale were used to develop our hotspot business and for working capital. We also obtained $150,000 from the exercise of certain options, which funds were used for operating expenses.

During the first half of 2005, we obtained a total of $394,000 from the exercise of certain options, which funds were used to pay costs associated with our wireless gaming business and for operating expenses. Since June 30, 2005, we have obtained a total of approximately $51,400 from the exercise of certain options, which funds have been used to pay costs associated with the development of our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

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

Capital Expenditures

For the six months ended June 30, 2005, we made only small expenditures for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no significant capital expenditures.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2. Changes in Securities.
During the three months ended June 30, 2005, we issued restricted securities as follows:
1.	(a)	Securities Sold. In April 2005, 50,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to YCOM.
	(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued, in the aggregate, at $4,500.
(d)

Exemption from Registration Claimed. These securities were sold to a single non-U.S. purchaser and are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Regulation S thereunder.

2.	(a)	Securities Sold. In April 2005, 500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to The George Miller Company.
	(c)	Consideration. Such shares of common stock were issued pursuant to a consulting fee and were valued, in the aggregate, at $27,500.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3.	(a)	Securities Sold. In May 2005, 5,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to U.S. BioDefense, Inc.
	(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued, in the aggregate, at $260,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

4.	(a)	Securities Sold. In May 2005, 500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Victor Nostas.
	(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued, in the aggregate, at $26,500.
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

Item 3. Defaults upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K
During the three months ended June 30, 2005, we filed one Current Report on Form 8-K, as follows:
-	Date of Event: April 29, 2005, wherein we reported a change in our independent auditor; this Current Report on Form 8- K, as amended on June 7, 2005, is incorporated herein by this reference.
Subsequent to June 30, 2005, we have filed one Current Report on Form 8-K, as follows:
-

Date of Event: July 13, 2005, wherein we reported our entry into a material contract and information pursuant to Regulation FD; this Current Report on Form 8- K is incorporated herein by this reference.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 21, 2005.	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]