Form 10QSB/A
period 2005-06-30
Diamond I, Inc.
filed 2005-08-23
CIK 828940

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


SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 21, 2005.	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]