Form 10QSB
period 2005-09-30
Diamond I, Inc.
filed 2005-11-22
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2005
OR
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 11-17-05
Common Stock, $.001 par value	222,068,308

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc. and Subsidiaries
Page
Consolidated Balance Sheet as of September 30, 2005 (unaudited)	3
Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through September 30, 2005 (unaudited)	4
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through September 30, 2005 (unaudited)	6
Notes to Consolidated Financial Statements	8

DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED BALANCE SHEET
September 30, 2005 (unaudited)
ASSETS
Current assets:
Option to acquire business	$10,500
Total Current Assets	10,500
Equipment, net of accumulated depreciation of $70,301	31,815
Total Assets	$42,315
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$6,743
Accrued liabilities	17,019
Loans due to shareholder	26,500
Total current liabilities	50,262
Commitments
Stockholders’ Deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 700,000,000 shares authorized, 210,745,187 shares issued and outstanding	210,745
Additional paid-in capital	25,846,756
Subscription receivable	(25,000)
Deficit accumulated during the development stage	(26,040,948)
Total Stockholders' Deficit	(7,947)
Total Liabilities and Stockholders’ Deficit	$42,315

DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months and Nine Months Ended September 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through September 30, 2005 (Unaudited)
Three Months Ended September 30,	Nine Months Ended September 30,	Inception through
2005	2004	2005	2004	9/30/05
Revenues	$569	$4,371	$2,690	$5,996	$10,784
Internet access costs	(61)	-	(6,786)	-	(32,850)
Gross profit (loss)	508	4,371	(4,096)	5,996	(22,066)
OPERATING EXPENSES
General and administrative	1,049,705	253,760	3,938,672	2,024,609	9,211,499
Impairment expense	-	-	16,306,527	-	16,808,527
Total Operating Expenses	1,049,705	253,760	20,245,199	2,024,609	26,020,026
LOSS FROM OPERATIONS	(1,049,197)	(249,389)	(20,249,295)	(2,018,613)	(26,042,092)
OTHER INCOME (EXPENSE)	-	-	-	-	1,144
NET LOSS	(1,049,197)	(249,389)	(20,249,250)	(2,018,613)	(26,040,948)
Deemed Dividend on Preferred Stock	-	-	-	(165,442)	(165,442)
Net Loss Available to Common Shareholders	$(1,049,197)	$(249,389)	$(20,249,250)	$(2,184,055)	$(26,206,390)
Net loss per share applicable to common shareholders
Basic and diluted	$(0.00)	$(0.00)	$(0.11)	$(0.02)
Weighted average number of shares outstanding
Basic and diluted	206,060,778	84,791,253	186,751,944	84,506,517

DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine Months Ended September 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through September 30, 2005 (Unaudited)
Nine Months Ended September 30,	Inception through
2005	2004	September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,249,250)	$(2,184,055)	$(26,040,948)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	17,794	32,756	70,301
Stock issued for services and salary	1,954,429	1,547,059	6,110,803
Impairment expense and write-down of assets	16,306,527	-	16,808,527
Stock option expense	1,555,654	-	1,555,654
Changes in assets and liabilities:
Accounts payable	(7,096)	5,987	8,860
Accrued expenses	(798)	-	17,019
CASH FLOWS USED IN OPERATING ACTIVITIES	(422,740)	(598,253)	(1,469,784)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,352)	(62,956)	(102,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	-	55,000
Payment on note payable	(55,000)	(512)	(55,000)
Loans due to shareholder	26,500	-	26,500
Proceeds from sale of preferred shares for cash	-	209,558	209,558
Proceeds from exercise of warrants	-	278,990	290,442
Sale of common stock for cash, net	445,400	90,000	1,045,400
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	416,900	578,036	1,571,900

NET CHANGE IN CASH	(11,192)	(83,173)	-
Cash, beginning of period	11,192	98,709	-
Cash, end of period	$-	$15,536	$-
Supplemental information:
Interest paid	$6,600	$-	$6,600
Non-cash Financial Activities:
Stock issued for option to acquire business	$10,500	$-

Stock issued in acquisition	$-	$381,000

DIAMOND I, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of September 30, 2005, the statements of operations for the three months and nine months and the statements of cash flows for the nine months ended September 30, 2005 and 2004, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at September 30, 2005, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

NOTE 2 - CRITICAL ACCOUNTING POLICIES
Consolidation

As of September 30, 2005, Diamond I had two wholly owned subsidiaries, Diamond I Technologies, Inc. (formerly Air-Q Corp.) and AirRover Networks, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets are stated on the basis of cost. Intangible assets are amortized, principally on a straight-line basis, over the estimated future periods to be benefitted (generally three years). Goodwill and other intangible assets are periodically reviewed for impairment to ensure they are appropriately valued. Conditions which may indicate an impairment issue exists include a negative economic downturn or a change in the assessment of future operations. In the event that a condition is identified which may indicate an impairment issue exists, an assessment is performed using a variety of methodologies, including cash flow analysis, estimates of sales proceeds and independent appraisals.

For the nine months ended September 30, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was impaired in the amount of $16,306,527. See note 3 for details.
NOTE 3 - ACQUISITION

On January 18, 2005, pursuant to an agreement and plan of reorganization, Diamond I acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a Nevada corporation (“DITech”), by issuing a total of 70,591,026 shares of its common stock valued at $16,306,527 to the shareholders of DITech. The reorganization agreement provides for further issuances of shares of Diamond I’s common stock, upon DITech’s satisfying certain performance standards, as follows: (a) an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is two years from the consummation of the reorganization agreement, DITech shall have completed the design and installation of a hand-held Wi-Fi-based gaming system in a first-class hotel/casino with no fewer than 400 guest rooms located in the State of Nevada (the “Target System”), to the effect that the Target System is 100% operational and ready for use by guests of the host hotel/casino, which readiness shall include the approval of the Nevada Gaming Commission; and (b) an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is five years from the consummation of the reorganization agreement, the Target System shall have operated at a profit, as determined by generally accepted accounting principles, for a period of three consecutive months.

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
For the nine months ended September 30, 2005, the entire value of associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527.

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

DITech had no operations as of the date of acquisition.
NOTE 4 - NOTE PAYABLE
During the nine months ended September 30, 2005, Diamond I paid in full its note payable in the principal amount of $55,000, plus all accrued and unpaid interest of approximately $6,600.

As of September 30, 2005, one of Diamond I’s shareholders has loaned it a total of $26,500 on account. Such amount is payable on demand. However, this shareholder has advised Diamond I that he does not intend to demand payment of any loaned amount, until such time as repayment will not have an adverse affect on the financial condition of Diamond I.

NOTE 5 - CAPITAL STOCK
On January 18, 2005, Diamond I amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700,000,000.
Stock for Services and Bonuses

During the first nine months of 2005, Diamond I issued a total of 26,451,910 shares of common stock to consultants for services, resulting in $1,916,429 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses. Included in these amounts are 9,050,000 shares of common stock issued as bonuses to officers and directors, which shares were valued, in the aggregate, at $643,450.

During the first nine months of 2005, Diamond I issued, as an option to purchase an asset, a total of 300,000 shares of common stock, valued at $10,500. Subsequent to September 30, 2005, Diamond I issued an additional 1,000,000 shares of common stock, pursuant to an amendment to this option to purchase an asset, which shares were valued at approximately $40,000.

During the first nine months of 2005, Diamond I issued, in consideration of a contractual waiver made by the former owners of DITech, a total of 1,000,000 shares of common stock, valued at $38,000.
NOTE 6 - OPTIONS

In January 2005, Diamond I entered into a consulting agreement with a third party. Pursuant to this consulting agreement, the consultant has the right to purchase up to $150,000 worth of Diamond I’s common stock each month, at a purchase price equal to 70% of the market price for Diamond I’s common stock, at the time of issue. During the first nine months of 2005, Diamond I issued a total of 7,445,500 shares upon the exercise of these options, for cash in the amount of $420,400. A stock option expense of $1,531,598 was recorded as of September 30, 2005.

In August 2005, Diamond I entered into a consulting agreement with a third party. Pursuant to this consulting agreement, the consultant has the right to purchase up to $25,000 worth of Diamond I's common stock each month, at a purchase price equal to 85% of the market price for Diamond I's common stock, at the time of issue. During the first nine months of 2005, Diamond I issued a total of 1,822,250 shares upon the exercise of these options, for cash in the amount of $25,000 and a receivable for $25,000. A stock option expense of $24,056 was recorded as of September 30, 2005.

NOTE 7 - SUBSEQUENT EVENTS
In October 2005, Diamond I issued an additional 1,000,000 shares of common stock, pursuant to an amendment of an option to purchase an asset, which shares were valued at approximately $40,000.

In November 2005, Diamond I retained Northeast Securities, Inc. as its investment banker. Northeast Securities’ engagement will begin on December 1, 2005. Pursuant to the agreement with Northeast Securities, Diamond I will pay a total cash fee of $10,000 and has issued a warrant to purchase up to 3,500,000 shares of common stock at an exercise price of $.04 per share.

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

Sales of Equity

During the first nine months of 2005, we obtained a total of $445,400 from the exercise of certain options, which funds were used to pay costs associated with our wireless gaming business and for operating expenses. Since September 30, 2005, we have obtained a total of approximately $44,000 from the exercise of certain options, which funds have been used to pay costs associated with the development of our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

Critical Accounting Policies
There were no material changes to our critical accounting policies during the period ended September 30, 2005.

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

Results of Operations

During the nine months ended September 30, 2005 and 2004, we generated $2,690 and $5,996, respectively, in revenues from our business operations. It is likely that our revenues for the remainder of 2005 will be less than for 2004, due to our determination to develop our wireless gaming products rather than to pursue further development of our hotspot business. We currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

For the nine months ended September 30, 2005, the entire value associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527 and is included in our operating expenses for the period then ended.

As an additional non-cash expense during the first nine months of 2005, we recorded a stock option expense of $1,555,654. This option expense relates to two separate consulting agreements pursuant to which one of the consultants has the right to purchase up to $150,000 worth of our common stock each month, at a purchase price equal to 70% of the market price for our common stock, at the time of exercise and the other consultant has the right to purchase up to $25,000 worth of our common stock each month, at a purchase price equal to 85% of the market price for our common stock, at the time of exercise. During the first nine months of 2005, we issued a total of 9,267,750 shares upon the exercise of these options, for cash in the amount of $445,400 and a subscription receivable in the amount of $25,000.

Due to our severe lack of capital during both interim periods, we issued shares of our common stock to consultants. During the first nine months of 2005, we issued 26,451,910 shares of common stock to consultants for services, resulting in $1,916,429 in non-cash compensation expense included in general and administrative expense in the accompanying statement of revenues and expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The full value of the consulting services received by us under each agreement has been expensed.

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

Liquidity and Capital Resources

At September 30, 2005, we lacked adequate capital with which to accomplish our business objectives. Currently, we are in a substantially illiquid position, with a working capital deficit of $39,762. In general, we are able to pay our operating expenses as they are incurred. Following our acquisition of DITech, we have focused on the development of our wireless gaming products and its related business.

During 2004, we obtained $500,000 from the sale of preferred stock, the proceeds of which equity sale were used to develop our hotspot business and for working capital. We also obtained $150,000 from the exercise of certain options, which funds were used for operating expenses.

During the first nine months of 2005, we obtained a total of $445,400 from the exercise of certain options, which funds were used to pay costs associated with our wireless gaming business and for operating expenses. Since September 30, 2005, we have obtained a total of approximately $44,000 from the exercise of certain options, which funds have been used to pay costs associated with the development of our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

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

Capital Expenditures

For the nine months ended September 30, 2005, we made only small expenditures for needed equipment. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures on equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we will make no significant capital expenditures.

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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2. Changes in Securities.
During the three months ended September 30, 2005, we issued restricted securities as follows:
1.	(a)	Securities Sold. In July 2005, 5,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Digital Wall Street Inc.
	(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued, in the aggregate, at $297,015.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

2.	(a)	Securities Sold. In July 2005, a total of 1,000,000 shares of our common stock were issued.
(b)

Underwriter or Other Purchasers. Such shares of common stock were issued to Jason P. Davis (250,000 shares), Mike Prasad (200,000 shares), Ryan Hayden (200,000 shares), Larry Shultz (200,000 shares) and Clayton D. Carter (150,000 shares).

	(c)	Consideration. Such shares of common stock were issued pursuant to an agreement and waiver and were valued, in the aggregate, at $38,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

3.	(a)	Securities Sold. In July 2005, a total of 2,950,000 shares of our common stock were issued.
(b)

Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin (2,000,000 shares), Waddell D. Loflin (750,000 shares), Gregory A. Bonner (50,000 shares) and Ira R. Witkin (50,000 shares). (An additional 50,000 shares were not issued but were accrued as to each of Messrs. Bonner and Witkin, which shares were accrued at a value of $3,700 at September 30, 2005).

	(c)	Consideration. Such shares of common stock were issued as bonuses and were valued, in the aggregate, at $105,450.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

4.	(a)	Securities Sold. In July 2005, 2,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan, Attorneys at Law.
	(c)	Consideration. Such shares of common stock were issued in payment of legal services rendered and were valued, in the aggregate, at $181,450.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

5.	(a)	Securities Sold. In August 2005, 300,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Brad Thomas and Becky Thomas.
	(c)	Consideration. Such shares of common stock were issued in consideration of an option to purchase an asset and were valued, in the aggregate, at $10,500.
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

Item 3. Defaults upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.
None.

Item 6. Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K
During the three months ended September 30, 2005, we filed one Current Report on Form 8-K, as follows:
-	Date of Event: July 13, 2005, wherein we reported entering into a material contract; this Current Report on Form 8- K, as amended on June 7, 2005, is incorporated herein by this reference.
-	Date of Event: August 23, 2005, wherein we reported entering into a material contract; this Current Report on Form 8- K is incorporated herein by this reference.
Subsequent to September 30, 2005, we have filed one Current Report on Form 8-K, as follows:
-

Date of Event: November 11, 2005, wherein we reported our entry into a material contract and information pursuant to Regulation FD; this Current Report on Form 8- K is incorporated herein by this reference.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 21, 2005.	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]