Form 10QSB/A
period 2005-06-30
Diamond I, Inc.
filed 2006-02-03
CIK 828940

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
16453 South Fulwar Skipwith Road, Baton Rouge, Louisiana 70810
(Address of Principal Executive Offices, including Zip Code)
(225) 924-1034
(Issuer’s telephone number, including area code)

This amended Quarterly Report on Form 10-QSB for the period ended June 30, 2005, is being filed inasmuch as the original report was filed without review by Registrant’s independent auditor and the result of identified errors within the previously reported financial statements of Registrant. (See Note 8 to the financial statements).

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 1-18-06
Common Stock, $.001 par value	233,311,321


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc. and Subsidiaries
Page
Consolidated Balance Sheet as of June 30, 2005 (unaudited)	3
Consolidated Statements of Revenues and Expenses for the Three Months and Six Months Ended June 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through June 30, 2005 (unaudited)	4
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through June 30, 2005 (unaudited)	6
Notes to Consolidated Financial Statements	8


DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED BALANCE SHEET
June 30, 2005 (restated) (unaudited)
ASSETS
Current assets:
Cash	$8
Total Current Assets	8
Equipment, net of accumulated depreciation of $63,876	38,240
Total Assets	$38,248
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$17,696
Accrued liabilities	12,360
Total current liabilities	30,056
Commitments
Stockholders’ Equity:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 700,000,000 shares authorized, 196,262,772 shares issued and outstanding	196,237
Additional paid-in capital	24,837,906
Subscription receivable	(26,400)
Deficit accumulated during the development stage	(25,000,051)
Total Stockholders' Equity	8,192
Total Liabilities and Stockholders’ Equity	$38,248


DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
Three Months and Six Months Ended June 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through June 30, 2005 (Unaudited)
Three Months Ended June 30,	Six Months Ended June 30,	Inception through
2005	2004	2005	2004	6/30/05
(restated)	(restated)	(restated)
Revenues	$1,455	$1,407	$2,121	$1,625	$10,215
Internet access costs	(543)	0	(6,725)	0	(32,789)
Gross profit (loss)	912	1,407	(4,604)	1,625	(22,574)
OPERATING EXPENSES
General and administrative	977,575	1,004,584	2,897,267	1,770,849	8,170,094
Impairment expense	0	0	16,306,527	0	16,808,527
Total Operating Expenses	977,575	1,004,583	19,203,794	1,770,849	24,978,621
LOSS FROM OPERATIONS	(976,663)	(1,003,177)	(19,208,398)	(1,769,224)	(25,001,195)
OTHER INCOME	0	0	45	0	1,144
NET LOSS	(976,663)	(1,003,177)	(19,208,353)	(1,769,224)	(25,000,051)
Deemed Dividend on Preferred Stock	0	0	0	(165,442)	(165,442)
Net Loss Available to Common Shareholders	$(976,663)	$(1,003,177)	$(19,208,353)	$(1,934,666)	$(25,165,493)

Net loss per share applicable to common shareholders
Basic and diluted	$(0.01)	$(0.01)	$(0.11)	$(0.02)
Weighted average number of shares outstanding
Basic and diluted	190,682,829	81,752,880	176,937,509	82,154,144


DIAMOND I, INC. AND SUBSIDIARIES
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six Months Ended June 30, 2005 and 2004, and Period from June 17, 2003 (Inception), Through June 30, 2005 (Unaudited)
Six Months Ended June 30,	Inception through
2005	2004	June 30, 2005
(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,208,353)	$(1,769,224)	$(25,000,051)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	11,370	9,473	63,877
Stock issued for services and salary	1,375,540	1,503,899	5,531,914
Impairment expense and write-down of assets	16,306,527	0	16,808,527
Stock option expense	1,171,685	0	1,171,685
Changes in assets and liabilities:
Accounts payable	3,856	(154,719)	19,812
Accrued expenses	(5,457)	0	12,360
CASH FLOWS USED IN OPERATING ACTIVITIES	(344,832)	(410,571)	(1,391,876)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,352)	(50,328)	(102,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of note payable	0	0	55,000
Payment on note payable	(55,000)	(512)	(55,000)
Issuance of preferred shares	0	209,558	209,558
Issuance of warrants	0	290,442	290,442
Sale of common stock, net	394,000	0	994,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	339,000	499,488	1,494,000

NET CHANGE IN CASH	(11,184)	38,589	8
Cash, beginning of period	11,192	98,709	0
Cash, end of period	$8	$137,298	$8

Supplemental information:
Interest paid	$6,600	$0	$6,600
Income taxes paid	$0	$0	$0

Non-cash Financial Activities:
Stock issued in acquisition	$0	$381,100


DIAMOND I, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005 (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated balance sheet as of June 30, 2005, the statements of revenues and expenses for the three months and six months and the statements of cash flows for the six months ended June 30, 2005 and 2004, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at June 30, 2005, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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
Stock for Services and Bonuses

During the first six months of 2005, Diamond I issued a total of 15,065,745 shares of common stock to third-party consultants for services, resulting in $1,375,540 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses. Included in these amounts are 4,300,000 shares of common stock issued as bonuses to officers and directors, which shares were valued, in the aggregate, at $483,000.

NOTE 6 - OPTIONS

In January 2005, Diamond I entered into a consulting agreement with a third party. Pursuant to this consulting agreement, the consultant has the right to purchase up to $150,000 worth of Diamond I’s common stock each month, at a purchase price equal to 70% of the market price for Diamond I’s common stock, at the time of issue. During the first six months of 2005, Diamond I issued a total of 7,445,500 shares upon the exercise of these options, for cash in the amount of $394,000 and a subscription receivable in the amount of $26,400. A stock option expense of $1,171,685 was recorded as of June 30, 2005.

NOTE 7 - SUBSEQUENT EVENTS

In July 2005, Diamond I entered into an agreement and waiver with the former owners of DiTech, a company acquired in January 2005. This waiver agreement relates to certain provisions contained in the agreement pursuant to which we acquired DiTech. The waiver agreement nullifies certain provisions of the acquisition agreement, as executed. As a result of the waiver agreement, Diamond I will not be required to return ownership of DiTech to the former owners under any circumstance. Pursuant to the waiver agreement, Diamond I issued a total of 1,000,000 shares of common stock to the former owners, which shares were valued at $.038 per share, an aggregate value of $38,000.

In August 2005, Diamond I entered into an option agreement with the owners of Touchdev Limited, a U.K. corporation, pursuant to which Diamond I purchased an option to acquire all of the outstanding capital stock of Touchdev Limited. As amended, the option agreement requires Diamond I to issue a total of 1,300,000 shares of common stock in payment of the option. The option expires in December 2005.

In October 2005, Diamond I entered into a letter of intent with The Palms Resort and Casino, whereby the parties agreed to continue to develop a working relationship relating to Diamond I’s WifiCasino GS(TM) wireless gaming system, which is designed for gaming in public areas in Nevada casinos. Diamond I will continue to assure its prospective casino clients that it’s WifiCasino GS maintains its “best-in-breed” status relative to its competitors and that Diamond I will, once appropriate licensing has been obtained, provide product servicing in line with other gaming machine vendors. On that assurance, The Palms stated that it intends to pursue an opportunity with Diamond I.

In November 2005, Diamond I retained Northeast Securities, Inc. as its investment banker. Northeast Securities’ engagement will begin on December 1, 2005. Pursuant to the agreement with Northeast Securities, Diamond I will pay a total cash fee of $10,000 and has issued a warrant to purchase up to 3,500,000 shares of common stock at an exercise price of $.04 per share.

NOTE 8 - RESTATEMENT OF PREVIOUSLY REPORTED FINANCIAL STATEMENTS
There were several misstatements in the originally prepared June 30, 2005, financials. See the notes below.
Previously Reported	Increase (Decrease)	Restated
As of June 30, 2005:
Balance Sheet:
Cash	$0	(3)	$8	$8
Equipment, net of accumulated depreciation	39,855	(3)	(1,615)	38,240
Total assets	$39,855	$(1,607)	$38,248
Bank overdraft	$9,791	(3)	$(9,791)	$0
Accounts payable	4,849	(3)	12,847	$17,696
Accrued liabilities	11,997	(3)	363	12,360
Preferred stock	500	0	500
Common stock	196,264	(3)	(27)	196,237
Paid-in capital	25,051,734	24,837,906
(1)	75,196
(2)	(363,529)
(3)	48,105
(4)	26,400
Subscription receivable	0	(4)	(26,400)	(26,400)
Accumulated deficit	(25,235,280)	235,229	(25,000,051)
Total liabilities and equity	$39,855	$(1,607)	$38,248

Previously Reported	Increase (Decrease)	Restated
For the three months ended June 30, 2005:
Statement of Revenues and Expenses:
Revenue	$1,454	(3)	$1	$1,455
Cost of sales	(522)	(3)	(21)	(543)
Gross profit (loss)	932	(20)	912
General and administrative	1,261,633	970,434
(1)	75,196
(2)	(363,529)
(3)	(2,866)
Depreciation and amortization	4,228	(3)	2,913	7,141
Impairment loss	0	0	0
Total operating expenses	1,265,861	(288,286)	977,575
Loss from operations	(1,264,929)	288,265	(976,663)
Other income (loss)	0	0	0
Net loss	$(1,264,929)	$288,265	$(976,663)
Basic and diluted net loss per common share	$(.007)	$(.005)
Weighted average number of shares outstanding
Basic and diluted	190,248,337	432,492	190,682,829
Restatement notes:
(1)

Costs of common stock issued to consultants for services were not recorded at their correct fair value on the date of issuance. The consulting expense and additional paid-in capital were understated by $75,196.

(2)	Compensation expense to a consultant was calculated by using the inappropriate fair value. Consulting expense and additional paid-in capital were overstated by $363,529.
(3)

There were several minor accounting miscalculations and erroneous classifications. These errors resulted in various balance sheet account adjustments. Revenue, cost of sales, depreciation and general and administrative accounts were understated by a net of $67 for the three months ended June 30, 2005.

(4)

The previous report accounted for the $26,400 subscription receivable in the additional paid-in capital account. The restated balance sheet breaks out the receivable portion on the face of the balance sheet.

Previously Reported	Increase (Decrease)	Restated
For the six months ended June 30, 2005:
Statement of Revenues and Expenses:
Revenue	$2,166	(3)	$(45)	$2,121
Cost of sales	(6,704)	(3)	(21)	(6,725)
Gross profit (loss)	(4,538)	(66)	(4,604)
General and administrative	3,177,097	2,885,898
(1)	75,196
(2)	(363,529)
(3)	(2,866)
Depreciation and amortization	8,456	(3)	2,913	11,369
Impairment loss	16,306,527	0	16,306,527
Total operating expenses	19,492,080	(288,286)	19,203,794
Loss from operations	(19,496,618)	(288,220)	(19,208,398)
Impairment loss	45	0	45
Net loss	$(19,496,573)	$(288,220)	$(19,208,353)
Basic and diluted net loss per common share	$(.11)	$(.11)
Weighted average number of shares outstanding
Basic and diluted	177,668,037	(730,528)	176,937,509
Restatement notes:
(1)

Costs of common stock issued to consultants for services were not recorded at their correct fair value on the date of issuance. The consulting expense and additional paid-in capital were understated by $75,196.

(2)	Compensation expense to a consultant was calculated by using the inappropriate fair value. Consulting expense and additional paid-in capital were overstated by $363,529.
(3)

There were several minor accounting miscalculations and erroneous classifications. These errors resulted in various balance sheet account adjustments. Revenue, cost of sales, depreciation and general and administrative accounts were understated by a net of $113.

Previously Reported	Increase (Decrease)	Restated
For the period from June 17, 2003 (inception), through June 30, 2005:
Statement of Revenues and Expenses:
Revenue	$10,260	(3)	$(45)	$10,215
Cost of sales	(32,768)	(3)	(21)	(32,789)
Gross profit (loss)	(22,508)	(66)	(22,574)
General and administrative	8,410,867	8,119,668
(1)	75,196
(2)	(363,529)
(3)	(2,866)
Depreciation and amortization	47,513	(3)	2,913	50,426
Impairment loss	16,808,527	0	16,808,527
Total operating expenses	25,266,907	(288,286)	24,978,621
Loss from operations	(25,289,415)	288,220	(25,001,195)
Other income (loss)	1,144	0	1,144
Net loss	$(25,288,271)	288,220	$(25,000,051)
Deemed dividend on preferred stock	$(165,442)	$0	$(165,442)
Net loss	$(25,453,713)	$288,220	$(25,165,493)
Restatement notes:
(1)

Costs of common stock issued to consultants for services were not recorded at their correct fair value on the date of issuance. The consulting expense and additional paid-in capital were understated by $75,196.

(2)	Compensation expense to a consultant was calculated by using the inappropriate fair value. Consulting expense and additional paid-in capital were overstated by $363,529.
(3)

There were several minor accounting miscalculations and erroneous classifications. These errors resulted in various balance sheet account adjustments. Revenue, cost of sales, depreciation and general and administrative accounts were understated by a net of $113 for the period from June 17, 2003 (inception), through June 30, 2005.

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

During the first half of 2005, we obtained a total of $394,000 from the exercise of certain options, which funds were used to pay costs associated with our wireless gaming business and for operating expenses. Since June 30, 2005, we have obtained a total of approximately $76,400 from the exercise of certain options, which funds have been used to pay costs associated with the development of our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

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

Results of Operations

During the six months ended June 30, 2005 and 2004, we generated $2,121 and $1,625, respectively, in revenues from our business operations. Our revenues for the remainder of 2005 and the first half of 2006 will likely be less than for 2004, due to our determination to develop our wireless gaming products rather than to pursue further development of our hotspot business. We currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

For the six months ended June 30, 2005, the entire value associated with the acquisition of Diamond I Technologies, Inc. was written-down in the amount of $16,306,527 and is included in our operating expenses for the period then ended.

As an additional non-cash expense during the first half of 2005, we recorded a stock option expense of $1,171,685. This option expense relates to a consulting agreement pursuant to which the consultant has the right to purchase up to $150,000 worth of our common stock each month, at a purchase price equal to 70% of the market price for Diamond I’s common stock, at the time of issue. During the first six months of 2005, we issued a total of 7,445,500 shares upon the exercise of these options, for cash in the amount of $394,000 and a subscription receivable in the amount of $26,400.

Due to our severe lack of capital during both interim periods, we issued shares of our common stock to consultants. During the first six months of 2004, we issued shares of common stock to third-party consultants for services, resulting in $1,503,899 in non-cash compensation expense included in general and administrative expense in the accompanying statement of revenues and expenses. During the first six months of 2005, we issued a total of 15,065,745 shares of common stock to third-party consultants for services, resulting in $1,375,540 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses. Issuing shares of our common stock was the only means by which we could obtain the consultants' services. The full value of the consulting services received by us under each agreement has been expensed.

It is possible that we will incur significant consulting expenses during the remainder 2005. Our management may, if necessary, hire consultants and pay them in cash, shares of our common stock or a combination thereof.

During the first six months of 2004, we issued no shares of common stock as a bonus to any of our officers and directors. During the first six months of 2005, we issued, as bonuses to certain of its officers and directors, a total of 4,300,000 shares of common stock, valued at $483,000.

You should note that we measured the foregoing stock transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore, we recorded the expense at the date of issuance.

Liquidity and Capital Resources

Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we are in a substantially illiquid position, with a working capital deficit of $30,048. In general, we are able to pay our operating expenses as they are incurred. Following our acquisition of DITech, we have focused on the development of our wireless gaming products and its related business.

During 2004, we obtained $209,558 from the sale of preferred stock, the proceeds of which equity sale were used to develop our hotspot business and for working capital. We also obtained $290,442 from the exercise of certain options, which funds were used for operating expenses.

During the first half of 2005, we obtained a total of $394,000 from the exercise of certain options, which funds were used to pay costs associated with our wireless gaming business and for operating expenses. Since June 30, 2005, we have obtained a total of approximately $76,400 from the exercise of certain options, which funds have been used to pay costs associated with the development of our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

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

Item 3. Controls and Procedures.

Our Chief Executive Officer and Acting Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that such disclosure controls and procedures are not effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934.

However, in the review and evaluation of the effectiveness of our disclosure controls and procedures, our chief executive officer and acting financial officer detected a material weakness in the assimilation of financial information into the preparation process associated with our periodic reports filed under the Securities Exchange Act of 1934, in that we were late in filing this report, there were material adjustments required by our auditors, and this report contains a restatement of results. We believe necessary corrections to these processes have been implemented, effective for the third quarter of 2005.

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

2.	(a)	Securities Sold. In April 2005, 500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to The George Miller Company.
	(c)	Consideration. Such shares of common stock were issued pursuant to a consulting fee and were valued, in the aggregate, at $29,500.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3.	(a)	Securities Sold. In May 2005, 5,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to U.S. BioDefense, Inc.
	(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued, in the aggregate, at $300,000.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

4.	(a)	Securities Sold. In May 2005, 500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Victor Nostas.
	(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued, in the aggregate, at $49,500.
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
Subsequent to June 30, 2005, we have filed three Current Reports on Form 8-K, as follows:
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
Date: January 30, 2005.	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]