Form 10QSB/A
period 2005-06-30
Diamond I, Inc.
filed 2006-03-23
CIK 828940

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
8733 Siegen Lane, Suite 309, Baton Rouge, LA 70810
(Address of Principal Executive Offices, including Zip Code)
(225) 341-4004
(Issuer’s telephone number, including area code)

This amended Quarterly Report on Form 10-QSB for the period ended June 30, 2005, is being filed inasmuch as the original report was filed without review by Registrant’s independent auditor and the result of identified errors within the previously reported financial statements of Registrant. (See Note 8 to the financial statements). The original report was filed without the review of Registrant’s independent auditor, inasmuch as Registrant determined it to be advisable to file this Quarterly Report on Form 10-QSB as it believed the financial statements included herein were substantially accurate, and, further, deemed the filing of this substantially compliant Quarterly Report on Form 10-QSB to be advisable.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 3-15-06
Common Stock, $.001 par value	233,311,321

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

Item 3. Controls and Procedures.

Our chief executive officer and acting chief financial officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that such disclosure controls and procedures are not effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. In addition, our chief executive officer and acting chief financial officer has concluded that our disclosure controls and procedures are also not effectively designed to ensure information required to be disclosed by us in our periodic filings under the Securities Act of 1934 is recorded, processed, summarized and reported within the periods specified in the SEC’s rules and forms.

However, in the review and evaluation of the effectiveness of our disclosure controls and procedures, our chief executive officer and acting financial officer detected a material weakness in the assimilation of financial information into the preparation process associated with our periodic reports filed under the Securities Exchange Act of 1934, in that we were late in filing this report, there were material adjustments required by our auditors, and this report contains a restatement of results. Our management has determined that our filing this report without independent auditor review was the primary cause of the material weakness in the assimilation of financial information. We believe necessary corrections to these processes have been implemented, effective for the third quarter of 2005. Specifically, beginning during the third quarter of 2005, we utilize more extensively the services of our outside consulting certified public accounting firm. This firm has aided in our establishing more effective and more timely financial reporting procedures.

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

-	Date of Event: January 20, 2006, wherein we reported non-reliance on previously issued financial statements; this Current Report on Form 8- K is incorporated herein by this reference.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 20, 2005.	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]