Form 10KSB
period 2005-12-31
Diamond I, Inc.
filed 2006-04-17
CIK 828940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2005
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 33-19961
Diamond I, Inc.
(Name of Small Business Issuer in its Charter)
Delaware	01-0623010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
8733 Siegen Lane, Suite 309, Baton Rouge, LA 70810
(Address of Principal Executive Offices, Including Zip Code)
(225) 341-4004
(Issuer's Telephone Number, Including Area Code)
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Registrant's revenues for its most recent fiscal year were $2,690.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of April 10, 2006, was approximately $11,855,600.
The number of shares outstanding of the issuer's common equity as of April 11, 2006, was 233,277,630 shares of common stock, par value $.001.
Documents Incorporated by Reference: Current Report on Form 8-K/A, date of event: April 29, 2005.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


PART I
Item 1.	Description of Business
Recent Developments

During the last half of 2004, our Wi-Fi (wireless fidelity) Internet access, or “hotspot”, business did not expand as we had expected. This lack of growth was in line with the rest of the hotspot industry. To date, Wi-Fi hotspot use by consumers has not met, by a wide margin, forecasts made during 2002 and 2003, with several well-known telecommunications companies abandoning their efforts to develop a hotspot business. Because of this circumstance, our management determined to change the direction of our company, to focus on the development of products that embody Wi-Fi technologies rather than on the provision of hotspot Internet access. In conjunction with this determination, we began a search for Wi-Fi-related products that offered growth potential and were available for acquisition.

As a result, on January 18, 2005, we acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a Nevada corporation (“DITech”). DITech has developed a hand-held Wi-Fi-based gaming system for on-premises use by casinos/resorts, known as “WiFiCasino GS”(TM).

With recent passage of Nevada Law AB471, which authorizes the use of mobile communication devices, such as our WifiCasino GS wireless gaming system, for gaming in public areas in Nevada casinos, we are currently pursuing the development of our hand-held wireless gaming business. We currently lack adequate capital with which to pursue aggressively our business plan.

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

General

We are a development-stage business. In response to the down turn in the hotspot industry, our management has determined to commit all available current and future capital and other resources to developing and expanding the business associated with our hand-held wireless gaming system, WifiCasino GS.

What is WiFiCasino GS(TM)?

Wireless Gaming System. Our WifiCasino GS is a secure wireless PDA-based gambling and media network designed for Las Vegas-style casinos and resorts, as well as cruise ships and race tracks. The WifiCasino GS is designed to allow patrons to gamble anywhere on a casino’s, ship’s or track’s premises (as permitted by regulatory bodies), including in their rooms, pool-side and at the bar. Using unique, proprietary technologies, including patent-pending voice-recognition and finger-print biometric security technologies, the WifiCasino GS offers a highly secure and consumer-friendly gambling solution.

In addition, the WifiCasino GS is capable of extending beyond gambling applications, to include providing Internet access, obtaining resort information, ordering meals and drinks, accessing concierge services, etc. With future applications in mind, the WifiCasino GS’s modular design will accommodate future plug-in modules that provide additional functionality, thereby permitting the host resort to provide its patrons with new forms of services and experiences.

Implementation Options. The WifiCasino GS can be setup solely as a wireless gambling product or can be implemented as a full resort services/gambling/management/media system, depending on the preferences of the resort. Our system can be integrated into a resort’s existing IT infrastructure or can be installed and operated as a stand-alone system.

The WifiCasino GS is made up of five integrated systems that deliver wireless gambling, multimedia applications and Advanced Customer Relationship Management (CRM), as well as Statistical Recording/Analysis (SRA):

-

SecureGamble provides the gambling and security features allowing users to gamble from wireless hand-held units within the hotel. It uses biometric identification, location tracking, and other security implementations to guarantee legitimate gambling.

-

MediaServe is a modular system that handles the non-gambling media, marketing and other amenities and services. At anytime, the resort can choose to implement optional modules that deliver customized features to the casino guest, such as Internet access, resort and event information, audio/video features, account information, concierge services, checkout and billing information.

-	AirTrack is the location tracking system. This system is used by every other system and location-based service.
-	GSAdmin is the management and administration system for the WifiCasino GS, which allows a property’s management to monitor any active module or application in real-time.
-	OpenHand CRM/SRA is the full CRM and Statistical Recording/Analysis engine of the system. It works to collect user data, activity information, location information, etc.
Market Development

State of Nevada. With the recent passage of Nevada Law AB471, which authorizes the use of mobile communication devices, such as our WifiCasino GS wireless gaming system, for gaming in public areas in Nevada casinos, we are actively pursuing business relationships with Nevada casinos, as well as preparing to enter into the process of gaining a license for our WifiCasino GS product.

We have signed a non-binding letter of intent with The Palms Resort and Casino, a premier Las Vegas property, wherein The Palms has agreed to continue to develop our working relationship relating to our WifiCasino GS wireless gaming system. Under this letter of intent, we will continue to assure its prospective casino clients that our WifiCasino GS maintains its “best-in-breed” status relative to its competitors and that we will, once appropriate licensing has been obtained, provide product servicing in line with other gaming machine vendors. On that assurance, The Palms stated that it intends to pursue an opportunity with us. We cannot predict when a formal arrangement will be reached with The Palms.

Other Venues. We are also working to secure a cruise ship on which to implement one of our WifiCasino GS systems. We have had preliminary discussions with the owners of one or more cruise ships. We have also had preliminary discussions with the owners of one or more horse racing facilities, with respect to its establishing a WifiCasino GS system on such a facility. We cannot assure you that we will be successful in these efforts.

International Activities. We have taken initial steps towards establishing potential business opportunities in several countries, including the Republic of the Philippines and Mexico. We cannot assure you that we will be successful in establishing business operations in any foreign country.

Gaming Industry Background

For 2005, worldwide casino-based gaming revenues have been estimated to have been in excess of $70 billion. For 2005, U.S. casino-based gaming revenues are estimated to have been approximately $50 billion.

According to industry sources, casino-based gaming revenues are expected to increase each year for the foreseeable future. Historically, revenues from slot machines and poker have comprised approximately 70% of total gaming revenues. Due to the long-term high popularity of slot machines, as well as the current popularity of “Texas Hold’em” poker, our WiFiCasino GS will initially offer video slots and poker games to users.

Gaming-Related Equipment and Software

All of the equipment used in our WiFiCasino GS systems will be off-the-shelf or modified-off-the-shelf items. Inasmuch as there are several manufacturers of the types of equipment we require, we expect no problems in obtaining needed equipment at competitive prices.

In configuring the WiFiCasino GS system for use, we use a combination of open-use software and software developed by us. In addition, we incorporate our patent-pending voice-recognition and finger-print biometric security technologies into the WifiCasino GS. Our management believes that our ‘voice-print’ and ‘finger-print’ security technologies are valuable technologies in the field of biometrically-secured wireless casino, pari-mutual and sportsbook gaming, because, with these technologies incorporated into our WifiCasino GS products, we will be in a strong position to assure regulators that our wireless, hand-held gaming system will be used only by authorized users.

Gaming Industry Competition

The gaming industry is extremely competitive. We compete against many large gaming companies who have far greater resources, financial and otherwise, than do we. We cannot provide any assurance that we will be able to compete effectively, which will adversely affect our financial condition.

Gaming Regulation and Licensing

General Regulation of Shareholders of Publicly Traded Companies. In most jurisdictions, any beneficial owner of our common stock is subject, on a discretionary basis, to being required to file applications with gaming regulatory authorities, to being investigated and found suitable or qualified as such. In addition, shareholders whose holdings of our common stock exceed certain designated percentages are subject to certain reporting and qualification requirements imposed by state and federal gaming regulators and any shareholder, if found to be unsuitable, may be required to immediately dispose of its holdings of our common stock.

Further, we must obtain a registration, license, approval or finding of suitability and equipment approval in all jurisdictions before we can offer gaming devices for sale to licensed gaming operations within those jurisdictions. The licensing process usually involves the licensing or approval of certain officers, directors and shareholders of a corporation, and approval of the specific product that a company intends to offer for sale.

Nevada Regulatory Matters. In Nevada, gaming is under the control of the Nevada Gaming Commission and the Nevada Gaming Control Board (collectively, the “Nevada Gaming Authorities”). As a manufacturer and distributor of gaming equipment, we will be required to obtain approval from the Nevada Gaming Authorities to sell our gaming equipment in Nevada. As a “Registered Company”, we will be required to file periodic reports, including detailed financial reports, with the Nevada Gaming Authorities, to assure our compliance with applicable laws. In addition, substantially all material loans, leases, sales of securities and similar financing transactions by us will be required to be reported to, or approved by the Nevada Gaming Authorities.

Applicable Nevada law also states that any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated and have his suitability determined as a beneficial holder of the Registered Corporation's voting securities if the Nevada Gaming Authorities have reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

Nevada law requires any person who acquires beneficial ownership of more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Gaming Authorities. Such law also requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Gaming Authorities for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing, with certain exceptions for “institutional investors”. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation. Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Gaming Authorities or the Chairman of the Nevada Gaming Board, may be found unsuitable.

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

Nevada Law AB471. In June 2005, Nevada Law AB471, which authorizes the use of mobile communication devices, such as our WifiCasino GS wireless gaming system, for gaming in public areas in Nevada casinos, was signed into law. In March 2006, the Nevada Gaming Commission adopted final implementing regulations with respect to Nevada Law AB471. We are preparing to make an application for a gaming license with respect to our WifiCasino GS products. The exact date of our application is not yet determinable, due to our need of additional capital with which to pay the costs associated therewith. To date, no hand-held mobile gaming device has been licensed by the Nevada Gaming Commission.

Federal Regulation. The Federal Gambling Devices Act of 1962 (the "Federal Act") makes it unlawful, in general, for a person to manufacture, deliver or receive gaming machines, gaming machine type devices and components across state lines or to operate gaming machines, unless that person has first registered with the Attorney General of the United States. We will be required to register and to renew our registration annually, which we intend to do. In addition, various record keeping equipment identification requirements are imposed by the Federal Act. Violation of the Federal Act may result in seizure and forfeiture of the equipment, as well as other penalties.

Native American Gaming. Gaming on Native American lands, including the terms and conditions under which gaming equipment can be sold or leased to Native American tribes, is or may be subject to regulation under the laws of the tribes, the laws of the host state, the Indian Gaming Regulatory Act of 1988 ("IGRA"), which is administered by the National Indian Gaming Commission (the "NIGC") and the Secretary of the U.S. Department of the Interior (the "Secretary"), and also may be subject to the provisions of certain statutes relating to contracts with Native American tribes, which are administered by the Secretary. As a precondition to gaming involving gaming machines, IGRA requires that the tribe and the state have entered into a written agreement (a "tribal-state compact") that specifically authorizes such gaming, and that has been approved by the Secretary, with notice of such approval published in the Federal Registrar. Tribal-state compacts vary from state to state. Many require that equipment suppliers meet ongoing registration and licensing requirements of the state and/or the tribe and some impose background check requirements on the officers, directors, and shareholders of gaming equipment suppliers. Under IGRA, tribes are required to regulate all commercial gaming under ordinances approved by the NIGC. Such ordinances may impose standards and technical requirements on gaming hardware and software, and may impose registration, licensing and background check requirements to gaming equipment suppliers and their officers, directors, and shareholders.

Application of Future or Additional Regulatory Requirements. In the future, we intend to seek the necessary registrations, licenses, approvals and findings of suitability for us, our products and our personnel in other U.S. and foreign jurisdictions in which we identify significant sales potential for our products. However, there can be no assurance that such registrations, licenses, approvals or findings of suitability will be obtained and will not be revoked, suspended or conditioned or that we will be able to obtain the necessary approvals for our future products as they are developed in a timely manner, or at all. If a registration, license, approval or finding of suitability is required by a regulatory authority and we fail to seek or do not receive the necessary registration, license, approval or finding of suitability, we may be prohibited from selling our products for use in the respective jurisdiction or may be required to sell our products through other licensed entities at a reduced profit to us.

Research and Development

We believe that to compete favorably we must invest in research and development of our gaming products. However, due to our lack of capital, it is likely that our research and development activities will be minimal through the remainder of 2006.

Employees
We currently have six employees, three of whom are officers. We also retain the services of independent contractors and outside professionals on an as-needed basis.
Risk Factors

You should carefully consider the risks described below before you decide to buy our common stock. If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Diamond I.
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

In its opinion on our financial statements for the year ended December 31, 2005 our independent auditor, Malone & Bailey, P.C., expressed substantial doubt about our ability to continue as a going concern. This means that, when issuing its opinion relating to our December 31, 2005, financial statements, given our then-current and historical lack of capital, our independent auditor has substantial doubt that we will be able to continue as a going business concern. Please review the Independent Auditor’s Report and Note 2 to the consolidated financial statements appearing elsewhere herein.

We may be unable to obtain sufficient capital to sustain our business or pursue our growth strategy.

Currently, we do not have sufficient financial resources to implement our complete business plan. There is no assurance that we will be able to generate revenues that are sufficient to sustain our operations, nor can we assure you that we will be able to obtain additional sources of financing in order to satisfy our working capital needs. In particular, we require additional capital with which to pay the expenses associated with our application for a gaming license with respect to our WifiCasino GS. Should needed financing be unavailable or prohibitively expensive when we require it, it is possible that we would be forced to cease operations.

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

Our revenues and results of operations are expected to fluctuate as we make financial commitments to facilitate expected growth. The following factors will influence our operating results:
-	access to funds for capital expenditures and working capital;
-	our ability to obtain needed licensing from regulatory bodies;
-	market acceptance of our WiFiCasino GS products; and
-	potential competition from large, well-funded national and international gaming companies.

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

Our WiFiCasino GS products are new and do not enjoy wide-spread name recognition among the gaming public, as well as our potential customers, namely, casinos, cruise ships and race tracks. If we are unable to achieve acceptance of our products, it is unlikely that we would be able to earn a profit.

If the security components of our WiFiCasino GS products are ineffective, breached and unauthorized use occurs, we may not be permitted to continue to enjoy our gaming licensing.

It is imperative that our WiFiCasino GS system’s security components work dependably. If a failure of such security components occurs, we may not be permitted to continue to utilize our gaming licensing. Any such circumstance would have a material and detrimental affect on our business.

We face strong competition in our market, which could make it difficult for us to succeed.

The gaming industry is extremely competitive. We compete against many large gaming companies who have far greater resources, financial and otherwise, than do we. We cannot provide any assurance that we will be able to compete effectively, which can be expected to affect adversely our financial condition.

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

We have pending patent applications with respect to various aspects of our WiFiCasino GS wireless gaming system. We believe that obtaining these patents, as well as any future patents related to our products, is extremely important and we intend to pursue these patents vigorously. However, we can offer no assurance that we will be granted any patents relating to our WiFiCasino GS wireless gaming system.

We currently rely on common law principles for the protection of our copyrights and trademarks and trade secret laws to protect our proprietary intellectual property rights. We have not yet filed trademark applications relating to the “Diamond I” and “WiFiCasino GS” brand names.

Without patent or trademark protection, the existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our technologies. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. Should this circumstance arise, we may need to license these technologies and we may not be able to obtain licenses on reasonable terms, if at all, thereby causing great harm to our business.

Risks Relating to the Gaming Industry.
Financial, political or economic conditions could adversely affect our revenues.

Our revenues and profitability depend on the overall demand for gaming outlets and related activities. Further acts of terrorism, such as occurred on September 11, 2001, international hostilities or other future financial, political, economic and other uncertainties could lead to a reduction in the use of our future gaming products, thereby reducing our future revenues.

Government regulation of the gaming industry is extensive.

Government regulation of the gaming industry is extensive and compliance is costly. Our failure to comply with all applicable regulations, local, state or federal, could cause us to become unable to continue to operate our business. In such a circumstance, we would be forced to cease operations.

Risks Relating to Our Common Stock.
Concentration of ownership of our common stock may prevent new investors from influencing significant corporate decisions.

Our directors, entities affiliated with our directors and our executive officers beneficially own a significant percentage of our outstanding common stock. Assuming the exercise of all outstanding warrants, these persons and entities will own approximately 18.5% of our then-outstanding common stock. These shareholders, as a group, may be able to control our management and our affairs. Acting together, they could control most matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Diamond I, Inc. at a premium price, if these shareholders oppose it. See “Item 11. Security Ownership of Certain Beneficial Owners and Management” for details regarding our stock ownership and how beneficial ownership is calculated.

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

A large number of shares of our common stock may be sold in the market, which may depress the market price of our common stock.

Currently, a large number of our currently outstanding shares of common stock, approximately 40,000,000 shares, are eligible for unrestricted sale or sale under the restrictions of Rule 144 in the public markets. It is possible that sales of a substantial number of these shares of our common stock may occur at any time. These sales, or the perception that these sales might be occurring, could cause the market price of our common stock to decline.

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
Facilities

Due to our lack of operating capital during the last half of 2005, we did not renew our expiring office lease. We lease a small space for our headquarters in Baton Rouge, Louisiana, under a month-to-month lease. At such time as we obtain additional capital, we will relocate our corporate operations to a larger facility.

Intellectual Property

We have pending patent applications with respect to certain aspects of our WiFiCasino GS wireless gaming system. We believe that obtaining these patents, as well as any future patents related to our products, is extremely important and we intend to pursue these patents vigorously. However, we can offer no assurance that we will be granted any patents relating to our WiFiCasino GS wireless gaming system.

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
Market Information

Our common stock is quoted on the OTC Bulletin Board, under the symbol “DMOI”. Previously, our common stock has been quoted on the OTC Bulletin Board, under the symbols “AQWF”, “AVWF” and “CVNT”. The table below sets forth, for the periods indicated, the high and low bid prices for our common stock, as reported by the OTC Bulletin Board.

Quarter Ended	High Bid *	Low Bid *
March 31, 2003	$.375	$.375
June 30, 2003	$.1875	$.125
September 30, 2003	$.52	$.1875
December 31, 2003	$1.025	$.535
March 31, 2004	$1.125	$.525
June 30, 2004	$.85	$.2125
September 30, 2004	$.375	$.06
December 31, 2004	$.18	$.06
March 31, 2005	$.37	$.08
June 30, 2005	$.11	$.04
September 30, 2005	$.08	$.02
December 31, 2005	$.05	$.02
March 31, 2006	$.14	$.02
*	The foregoing prices have been adjusted to reflect a four-for-one forward split of our common stock occurring in September 2004.
These prices represent quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

You should note that our common stock, like many technology-related stocks, is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders
On April 11, 2006, the number of record holders of our common stock, excluding nominees and brokers, was 154 holding 233,277,630 shares.
Dividends
We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into the Company for the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	(1)	(2)	14,570,861(3)
Individual Compensation Arrangements	-0-	-0-	-0-
(1)	The precise number of shares to be issued upon exercise of outstanding options cannot be determined, as the exercise price of such options is based on future market prices.
(2)	The precise weighted average exercise price of outstanding options cannot be determined, as the exercise price of such options is based on future market prices.
(3)	This figure represents the number of shares of our common stock, as of April 11, 2006, remaining available for issuance under our Amended and Restated 2004 Stock Ownership Plan.
Recent Issuances of Unregistered Securities
During the three months ended December 31, 2005, we issued the following unregistered securities:
1.	(a)	Securities Sold. In October 2005, a total of 3,500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to David Loflin (2,500,000 shares) and Waddell D. Loflin (1,000,000 shares).
(c)

Consideration. These shares of common stock were issued as an employment bonus and were valued at $.035 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $122,500.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in the company.

2.	(a)	Securities Sold. In October 2005, a total of 200,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to Gregory A. Bonner (100,000 shares) and Ira R. Witkin (100,000 shares).
(c)

Consideration. These shares of common stock were issued as bonuses for service as a member of the board of directors and were valued at $.035 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $7,000.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in the company.

3.	(a)	Securities Sold. In October 2005, 2,500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to Newlan & Newlan, Attorneys at Law.
(c)

Consideration. These shares of common stock were issued in payment of legal services and were valued at $.035 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $87,500.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

4.	(a)	Securities Sold. In October 2005, 2,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to The Owners Group, Inc.
(c)

Consideration. These shares of common stock were issued in payment of consulting services and were valued at $.037 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $74,000.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

5.	(a)	Securities Sold. In October 2005, a total of 1,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to Brad Thomas and Becky Thomas.
(c)

Consideration. These shares of common stock were issued in payment of an option to purchase certain securities and were valued at $.04 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $40,000.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

6.	(a)	Securities Sold. In November 2005, 500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to Theodore di Stefano.
(c)

Consideration. These shares of common stock were issued in payment of consulting services and were valued at $.033 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $16,500.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

7.	(a)	Securities Sold. In November 2005, 650,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to Dr. John Faessel.
(c)

Consideration. These shares of common stock were issued in payment of consulting services and were valued at $.03 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $19,500.

(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

8.	(a)	Securities Sold. In November 2005, 3,500,000 common stock purchase warrants of the Company were issued.
	(b)	Underwriter or Other Purchasers. Such options were issued to Northeast Securities, Inc.
	(c)	Consideration. Such warrants were issued pursuant to an investment banking agreement.
(d)

Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

	(e)	Terms of Conversion or Exercise. The exercise price of the warrants is $.04 per share. All of the warrants are exercisable for a period of five years from issuance.
9.	(a)	Securities Sold. In December 2005, 1,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. These shares of common stock were issued to Mara Cabo Inc.
(c)

Consideration. These shares of common stock were issued in payment of consulting services and were valued at $.03 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date immediately preceding their issue, an aggregate value of $30,000.

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

For accounting purposes, this reverse-acquisition was treated as an acquisition of our company (then known as Covenant Financial Corporation) and a recapitalization of Air-Q Corp. (now one of our subsidiaries known as Diamond I Technologies, Inc.).

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

Sales of Equity

During 2005, we issued a total of 8,519,028 shares upon exercise of certain options, for cash in the amount of $469,000. During 2004, we issued a total of 2,948,900 shares upon exercise of certain options, for cash in the amount of $150,000.

In March 2004, we entered into a securities purchase agreement. Under this agreement, we issued securities for cash in the amount of $500,000, as follows: 500,000 shares of our Series A preferred stock, convertible into 100,000 shares of our common stock after September 2, 2004, 1,000,000 common stock purchase warrants to purchase a like number of shares at an exercise price, as adjusted to reflect a four-for-one forward stock split, of $.875 per share and 1,000,000 common stock purchase warrants to purchase a like number of shares at an exercise price, as adjusted to reflect a four-for-one forward stock split, of $1.125 per share. These warrants expire March 1, 2007.

In June 2003, we entered into four securities purchase agreements. We entered into agreements with four separate entities. Under each of these agreements, we issued securities for cash for a total of $500,000 under these agreements. We sold each of these entities (1) 1,250,000 shares of our common stock, (2) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.20 per share, (3) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.30 per share, (4) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.40 per share and (5) 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $.50 per share. In April 2004, each of these entities agreed to cancel all of their respective common stock purchase warrants, in exchange for a combined total of 1,250,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $1.00 per share. As a result of our four-for-one forward stock split, each of these entities now holds 5,000,000 common stock purchase warrants to purchase a like number of shares at an exercise price of $0.25 per share. All of the warrants are exercisable for five years and expire September 14, 2008.

Critical Accounting Policies

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

Revenue Recognition. We charged our customers service fees for Internet access and recognized the revenue in the month the services are provided.

Litigation and Tax Assessments. Should we become involved in lawsuits, we intend to assess the likelihood of any adverse judgments or outcomes of any of these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies will be made after careful analysis of each matter. The required accrual may change from time to time, due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters.

Additionally, in the future, we may become engaged in various tax audits by federal and state governmental authorities incidental to our business activities. We anticipate that we will record reserves for any estimated probable losses for any such proceeding.

Stock-Based Compensation. We account for stock-based compensation based on the provisions of Statement of Financial Accounting Standards No. 123. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (FAS-123R). This statement replaces FAS-123, Accounting for Stock-Based Compensation, supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows. FAS-123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS-123R is effective for us on December 31, 2005.

Results of Operations

During the year ended December 31, 2005, our business operations generated $2,690 in revenues, compared to the year ended December 31, 2004, when our business operations generated $8,094 in revenues. Because we have abandoned our hotspot business in favor of developing our hand-held wireless gaming business, our revenues for all of 2006 will be immaterial. We currently lack the capital necessary to pursue aggressively our business objectives, and we may never possess enough capital with which to do so. In this circumstance, it is likely that we would never earn a profit.

During 2004 and 2005, our now-abandoned hotspot business generated substantially all of our revenues; however, these revenues will be immaterial for the reasons stated. These circumstances will be reflected in our statements of operations for the first quarter of 2006 and for the remainder of 2006.

Our payroll expense during 2005 was lower than in 2004, due to our having laid off previously-hired personnel necessary to establish our now-abandoned hotspot business. Unless we obtain a substantial amount of capital, we do not intend to increase our payroll expense.

Liquidity and Capital Resources
Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we have a working capital deficit of $110,660.

During 2005, we obtained a total of $469,000 from the exercise of certain warrants, which funds were used to pay costs associated with the development of our wireless gaming business and for operating expenses. During 2004, we obtained a total of $150,000 from the exercise of certain options, which funds were also used to pay costs associated with the development of our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain sufficient capital to continue our business operations.

During 2004, we obtained $500,000 from the sale of preferred stock. The proceeds were used to develop our now-abandoned hotspot business and for working capital.

Our Capital Needs. Our current level of operations can be maintained for the next six months. However, to begin the aggressive pursuit of our wireless gaming business objectives, we will require approximately $2 million.

Management's Plans Relating to Future Liquidity

We will be able to sustain our current level of operations for the next six months, provided we receive funds from the expected exercise of certain options. However, this level of funding will not be adequate for us to aggressively pursue the exploitation of our wireless gaming products. We continue to seek capital for these purposes.

Capital Expenditures

We purchased approximately $5,352 and $64,000 during 2005 and 2004, respectively. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures for equipment. The amount of these equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we intend to make no capital expenditures.

Item 7.	Financial Statements

The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On April 29, 2005, we dismissed Lopez, Blevins, Bork & Associates, LLP as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On April 29, 2005, we engaged Malone & Bailey, P.C. as our new independent auditor, to audit our financial statements for the year ended December 31, 2005, and succeeding years. The decision to change auditors was approved by the audit committee of our board of directors, as well as our board of directors.

Item 8A.	Controls and Procedures

As of December 31, 2005, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Our evaluation identified deficiencies related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. These deficiencies are due to the limited resources currently available to the Company. Management is making efforts to utilize its resources more effectively to eliminate these deficiencies until the Company is able to obtain sufficient funds for business development, including improvements in internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2005.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors and Officers
The following table sets forth the officers and directors of Diamond I, Inc.
Name	Age	Position(s)
David M. Loflin	48	President, Acting Chief Financial Officer and Director
Waddell D. Loflin	55	Executive Vice President, Secretary and Director
Casey Jensen	32	Vice President of Operations
Gregory A. Bonner	48	Director
Ira R. Witkin	46	Director
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

DAVID LOFLIN is our founder. He resigned as an executive officer and director of USURF America, Inc. (now Cardinal Communications, Inc. (OTCBB Symbol: CDNC) in October 2003, after serving in those capacities for seven years.

WADDELL D. LOFLIN is one of our original officers and directors. For more than the five years prior to April 2003, Mr. Loflin served as vice president, secretary and director of USURF America, Inc. (now Cardinal Communications, Inc.). From April to June 2003, Mr. Loflin worked as a private consultant.

CASEY JENSEN, for more than the five years prior to his joining Diamond I, Inc. owned and operated a commercial equipment financing business. Mr. Jensen also owned and operated JPM Holdings, Inc., a wireless communications company.

GREGORY A. BONNER has, since 2004, Mr. Bonner been engaged in private entrepreneurial endeavors. For over 20 years prior to that time, Mr. Bonner served Albemarle Corporation, a large chemicals company, in several capacities, including business development manager, product/marketing manager and customer service specialist. Recently, Mr. Bonner has been engaged in private entrepreneurial endeavors. Mr. Bonner is a graduate of Georgia Institute of Technology in Atlanta, with a BS degree in Chemistry.

IRA R. WITKIN is currently a program director at IBM. In that capacity, Mr. Witkin has responsibility for over 200 developers and marketing professionals worldwide. During his 24 year career, Mr. Witkin has held numerous positions with a focus on information technology as it relates to the travel and transportation, computer servicing, financial, manufacturing and communications industries. Mr. Witkin is a graduate of Rensselaer Polytechnic Institute in Troy, New York, with a BS degree in Computer Science and minors in management and marketing.

Board of Directors
Our full board did not meet during 2005; however, it took action by unanimous written consent in lieu of a meeting on 23 occasions.
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
During 2005, the Executive Committee did not meet; however, it took action by unanimous written consent in lieu of a meeting on 10 occasions.
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
During 2005, the Audit Committee did not meet; however, it took action by unanimous written consent in lieu of a meeting on one occasion.
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

In March 2005, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.08 per share, or $32,000, in the aggregate. In July 2005, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.048 per share, or $4,800, in the aggregate. In October 2005, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $035 per share, or $3,500, in the aggregate.

In January 2006, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.03 per share, or $3,000, in the aggregate.

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

Annual Compensation	Long-Term Compensation
Name, Principal Position	Fiscal Year	Salary $	Bonus $	Other $	Securities Underlying Options	All Other Compen- sation
David Loflin	2005	$180,000(1)	$513,500(2)	-0-	-0-	-0-
President & CEO, Acting Chief Financial Officer	2004	$180,000(3)	$228,572(4)	-0-	-0-	-0-
2003	-0-	-0-	-0-	-0-	-0-
Waddell D. Loflin	2005	$120,000(5)	$181,000(6)	-0-	-0-	-0-
Executive Vice President, Secretary	2004	$120,000(7)	$142,857(8)	-0-	-0-	-0-
2003	-0-	-0-	-0-	-0-	-0-
(1)

Mr. David Loflin was paid $65,385 in salary. $114,615 of his salary was not paid and Mr. Loflin has waived payment of the unpaid salary. The unpaid salary amount was accounted for as contributed capital.

(2)

Mr. David Loflin's bonus amount was paid by the issuance of a total of 7,500,000 shares of our common stock. 3,000,000 of such shares were valued at $.11 per share; 2,000,000 of such shares were valued at $.048 per share; and 2,500,000 of such shares were valued at $.035 per share. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

(3)

Mr. David Loflin was paid $120,000 in salary. $60,000 of his salary was not paid and Mr. Loflin has waived payment of the unpaid salary. The unpaid salary amount was accounted for as contributed capital.

(4)

Mr. David Loflin's bonus amount was paid by the issuance of 2,857,152 shares of our common stock, which shares were valued at $.08 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date of issuance.

(5)

Mr. Waddell Loflin was paid $55,576 in salary. $64,424 of his salary was not paid and Mr. Loflin has waived payment of the unpaid salary. The unpaid salary amount was accounted for as contributed capital.

(6)

Mr. Waddell Loflin's bonus amount was paid by the issuance of a total of 2,750,000 shares of our common stock. 1,000,000 of such shares were valued at $.11 per share; 750,000 of such shares were valued at $.048 per share; and 1,000,000 of such shares were valued at $.035 per share. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

(7)

Mr. Waddell Loflin was paid $79,231 in salary. $40,769 of his salary was not paid and Mr. Loflin has waived payment of the unpaid salary. The unpaid salary amount was accounted for as contributed capital.

(8)

Mr. Waddell Loflin's bonus amount was paid by the issuance of 1,785,714 shares of our common stock, which shares were valued at $.08 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date of issuance.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

David Loflin Employment Agreement. David Loflin has entered into an employment agreement to serve as our president for three years, ending in September 2006. Mr. Loflin’s annual salary is $180,000. In 2005, Mr. Loflin received $65,385 of his salary. In 2004, Mr. Loflin received $120,000 of his salary. In 2003, Mr. Loflin was not paid, nor did he accrue any salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement. Waddell D. Loflin has entered into an employment agreement to serve as our executive president for three years, ending in September 2006. Mr. Loflin’s annual salary is $120,000. In 2005, Mr. Loflin received $55,756 of his salary. In 2004, Mr. Loflin received $79,231 of his salary. In 2003, Mr. Loflin was not paid, nor did he accrue any salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Casey Jensen Employment Agreement. In June 2004, Casey Jensen entered into an employment agreement to serve as our vice president of operations for one year, with one-year renewal terms. Mr. Jensen’s annual salary is $96,000, payable in shares of our common stock. In connection with his employment agreement, Mr. Jensen executed an indemnity agreement, a confidentiality agreement and an agreement not to compete. In April 2006, we notified Mr. Jensen that we had elected to terminate his employment agreement as of the end of June 2006.

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

Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof. All percentages in this table are based on a total of 274,777,630 shares of common stock outstanding as of the date hereof, which amount includes a total of 41,500,000 shares underlying currently outstanding and exercisable warrants. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Diamond I, Inc., 8733 Siegen Lane, Suite 309, Baton Rouge, LA 70810.

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent(1)
David Loflin	38,027,142(2)	13.84%
Waddell D. Loflin	10,835,714	3.94%
Casey Jensen	440,000	*
Gregory A. Bonner(3)	790,000	*
Ira R. Witkin(4)	790,000	*
All executive officers and directors as a group (5 persons)	50,882,856(2)	18.52%
Jason Davis	17,922,757	6.52%
Mike Prasad	14,318,204	5.21%
Ryan Hayden	14,318,204	5.21%
Loflin Children’s Trust(6)	12,000,000(7)	4.37%
Phoenix Trust(6)	2,000,000(7)	*
FMF Investments, Ltd.(8)	14,419,117	5.25%
Heyer Capital Fund(9)(19)	10,000,000(10)	3.64%
1008212 Alberta Ltd.(11)(19)	10,000,000(12)	3.64%
Douglasdale Capital Ltd.(13)(19)	10,000,000(14)	3.64%
Douglasbank Capital Ltd.(15)(19)	10,000,000(16)	3.64%
Shelter Capital Ltd.(17)	16,000,000(18)	5.82%
*	Less than 1%
(1)	Based on 274,777,630 shares outstanding, including a total of 41,500,000 shares underlying currently outstanding and exercisable warrants.
(2)

12,000,000 of these shares are beneficially owned by the Loflin Children’s Trust; 2,000,000 of these shares are owned by the Phoenix Trust. The beneficiaries of both entities are the minor children of David Loflin. Mr. Loflin is the trustee of each entity and possesses voting and investment control over the shares owned by each. Mr. Loflin disclaims any beneficial ownership of the shares owned by either trust.

(3)	Mr. Bonner’s address is 5223 Hagerstown Avenue, Baton Rouge, Louisiana 70817.
(4)	Mr. Witkin’s address is 980 Crepe Myrtle Lane, Copper Canyon, Texas 76226.
(5)	Mr. Shultz’s address is 2769 Deep Canyon Drive, Beverly Hills, California 90210.
(6)	This entity’s address is 7635 Jefferson Highway, #309, Baton Rouge, Louisiana 70809. David Loflin is the trustee of this entity and possesses voting and investment control of the shares owned by it.
(7)	See footnote 2.
(8)

FMF Investments, Ltd.’s address is 2652 F.M. 407, Suite 230, Bartonville, Texas 76226. L. A. Newlan, Jr. and Eric Newlan are the partners in the law firm of Newlan & Newlan, our legal counsel, and are general partners of FMF Investments, Ltd. and, in these capacities, possess voting and investment control of the shares owned by FMF Investments, Ltd. In addition to these shares owned by FMF Investments, Mr. L.A. Newlan has the right to receive a total of 5,029,139 shares owed to him pursuant to this exercising certain options. It is expected that such shares will be issued to Mr. Newlan following the filing of this Annual Report on Form 10-KSB.

(9)	Heyer Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow is the owner of this entity and possesses voting and investment control of the shares owned by it.
(10)	5,000,000 of these shares have been issued; 5,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
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
Acquisition of Diamond I Technologies, Inc.

On January 18, 2005, pursuant to an agreement and plan of reorganization, we acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a Nevada corporation (DITech), by issuing a total of 70,591,026 shares of our common stock to the shareholders of DITech. The reorganization agreement provides for further issuances of shares of our common stock, upon DITech’s satisfying certain performance standards, as follows: (a) we are obligated to issue an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is two years from the consummation of the reorganization agreement, DITech shall have completed the design and installation of a hand-held Wi-Fi-based gaming system in a first-class hotel/casino with no fewer than 400 guest rooms located in the State of Nevada (the “Target System”), to the effect that the Target System is 100% operational and ready for use by guests of the host hotel/casino, which readiness shall include the approval of the Nevada Gaming Commission; and (b) we are obligated to issue an additional 35,295,513 shares to the shareholders of DITech, if, on or before the date which is five years from the consummation of the reorganization agreement, the Target System shall have operated at a profit, as determined by generally accepted accounting principles, for a period of three consecutive months. In 2005, we issued a total of 1,000,000 shares of our common stock to the former owners of DITech, in consideration of their waiving certain funding obligations contained in the original acquisition agreement. These shares were valued, for financial reporting purposes, at $.038 per share, or $38,000, in the aggregate.

In determining the number of shares of our common stock to be issued to the shareholders of DITech, our board of directors did not employ any standard valuation formula or any other standard measure of value. Rather, the number of shares issued to the shareholders of DITech was determined through arm’s-length negotiations.

2006 Stock Bonuses

In January 2006, Mr. David Loflin was issued 2,500,000 shares our common stock, as a retention bonus for his serving as our president for 2006. Mr. Waddell Loflin was issued 1,000,000 shares our common stock, as a retention bonus for his serving as our executive vice president for 2006. Also, two of our directors, Gregory A. Bonner and Ira R. Witkin, were each issued 100,000 shares our common stock, in payment of their services for 2006 as directors. These shares were valued, for financial reporting purposes, at $.03 per share, or $111,000, in the aggregate.

2005 Stock Bonuses

During 2005, Mr. David Loflin was issued a total of 7,500,000 shares of our common stock, as bonus for his serving as our president. 3,000,000 of such shares were valued at $.11 per share; 2,000,000 of such shares were valued at $.048 per share; and 2,500,000 of such shares were valued at $.035 per share. These shares were valued, in the aggregate for financial reporting purposes, at $513,500. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

During 2005, Mr. Waddell Loflin was issued a total of 2,750,000 shares of our common stock. 1,000,000 of such shares were valued at $.11 per share; 750,000 of such shares were valued at $.048 per share; and 1,000,000 of such shares were valued at $.035 per share. These shares were valued, in the aggregate for financial reporting purposes, at $181,000. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

In March 2005, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. These shares were valued, for financial reporting purposes, at $.08 per share, or $32,000, in the aggregate. In July 2005, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. These shares were valued, for financial reporting purposes, at $.048 per share, or $4,800, in the aggregate. In October 2005, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. These shares were valued, for financial reporting purposes, at $035 per share, or $3,500, in the aggregate.

2004 Stock Bonuses

During 2004, Mr. David Loflin was issued 2,857,152 shares of our common stock, as bonus for his serving as our president. These shares were valued, for financial reporting purposes, at $.08 per share, or $228,572, in the aggregate.

During 2004, Mr. Waddell Loflin was issued 1,785,714 shares of our common stock, as bonus for his serving as our president. These shares were valued, for financial reporting purposes, at $.08 per share, or $142,857, in the aggregate.

During 2004, each of Messrs. Bonner and Witkin was issued 100,000 shares our common stock, in payment of their services as directors. These shares were valued, for financial reporting purposes, at $.08 per share, or $16,000, in the aggregate.

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

Air-Q NV is now known as Diamond I Technologies, Inc.
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

2003 Finder’s Fee

In connection with the sales of securities described under “2003 Securities Purchases” above, we paid Shelter Capital, Ltd. a finder’s fee. For its efforts as a finder, Shelter Capital received 10% of the cash proceeds derived by us and common stock purchase warrants, as follows: (1) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.20 per share; (2) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.30 per share; (3) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.40 per share; and (4) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.50 per share. As a result of our four-for-one forward stock split, Shelter Capital now holds (A) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.05 per share; (B) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.075 per share; (C) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share; and (D) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.125 per share. All of these warrants are exercisable for five years. Shelter Capital is managed by Peter Rochow, a principal in each of the entities who purchased securities from us, who disclaims any beneficial ownership of Shelter Capital.

Employment Agreements

David Loflin Employment Agreement. David Loflin has entered into an employment agreement to serve as our president for three years, ending in September 2006. Mr. Loflin’s annual salary is $180,000. In 2005, Mr. Loflin received $65,385 of his salary. In 2004, Mr. Loflin received $120,000 of his salary. In 2003, Mr. Loflin was not paid, nor did he accrue any salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement. Waddell D. Loflin has entered into an employment agreement to serve as our executive president for three years, ending in September 2006. Mr. Loflin’s annual salary is $120,000. In 2005, Mr. Loflin received $55,756 of his salary. In 2004, Mr. Loflin received $79,231 of his salary. In 2003, Mr. Loflin was not paid, nor did he accrue any salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Casey Jensen Employment Agreement. In June 2004, Casey Jensen entered into an employment agreement to serve as our vice president of operations for one years, with one-year renewal terms. Mr. Jensen’s annual salary is $96,000, payable in shares of our common stock. In connection with his employment agreement, Mr. Jensen executed an indemnity agreement, a confidentiality agreement and an agreement not to compete. In April 2006, we notified Mr. Jensen that we had elected to terminate his employment agreement as of the end of June 2006.

Director and Officer Indemnification

Our restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Delaware law. Please see “Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act”.

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of Diamond I, Inc.
-	Independent Auditors’ Report
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheet as of December 31, 2005
-	Consolidated Statements of Revenues and Expenses for the Years Ended December 31, 2005 and 2004, and the Period from June 17, 2003 (Inception), Through December 31, 2005
-	Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004, and for the Period from June 17, 2003 (Inception), Through December 31, 2003
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004
-	Notes to Consolidated Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
10.1	Consulting Agreement between Registrant and L.A. Newlan, Jr.
21.1	Subsidiaries of Registrant.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K
During the three months ended December 31, 2005, we did not file a Current Report on Form 8-K.
Since December 31, 2005, we have filed one Current Report on Form 8-K, as follows:
-	Date of event: January 20, 2006, wherein we reported information pursuant to Item 4.02, Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

Item 14.	Principal Accountant Fees and Services

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and 2004, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2005	Year Ended December 31, 2004
Audit fees	$30,000	$5,000
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$5,970

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin President
Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates included:

/s/ DAVID LOFLIN		April 17, 2006
David Loflin	President (principal executive officer), Acting Chief Accounting Officer (principal financial officer) and Director

/s/ WADDELL D. LOFLIN		April 17, 2006
Waddell D. Loflin	Vice President, Secretary and Director

April __, 2006
Casey Jensen	Vice President of Operations

/s/ GREGORY A. BONNER		April 17, 2006
Gregory A. Bonner	Director

April __, 2006
Ira R. Witkin	Director

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


INDEPENDENT AUDITORS’ REPORT

To the Board of Directors
Diamond I, Inc.
(A Development Stage Company)
Baton Rouge, LA

We have audited the accompanying balance sheet of Diamond I, Inc. as of December 31, 2005, and the related statements of revenues and expenses, stockholders’ deficit, and cash flows for the year then ended. The financial statements for the period June 17, 2003 (inception) through December 31, 2004, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period June 17, 2003 (inception) through December 31, 2004, include total revenues and net loss of $8,094 and $5,791,698, respectively. Our opinion on the statements of operations, stockholders' deficit, and cash flows for the period June 17, 2003 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2004, is based solely on the report of other auditors. These financial statements are the responsibility of Diamond I, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Diamond I, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, P.C.
Malone & Bailey, P.C.
Houston, Texas
April 14, 2006


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Diamond I, Inc.
(A Development Stage Company)
Baton Rouge, LA

We have audited the statements of operations, stockholders’ deficit, and cash flows of Diamond I, Inc. for the year ended December 31, 2004, and the period from June 17, 2003 (Inception) through December 31, 2004. These financial statements are the responsibility of Diamond I, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Diamond I, Inc. for the periods described in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LOPEZ, BLEVINS, BORK & ASSOCIATES, LLP
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
April 11, 2005


DIAMOND I, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEET
December 31, 2005

ASSETS
Current assets:
Cash	$ -
Total Current Assets	-
Equipment, net of accumulated depreciation of $75,439	26,677
Total Assets	$26,677

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$12,454
Accrued expenses	10,206
Short-term note payable - related party	35,500
Dividend payable on preferred stock	52,500
Total current liabilities	110,660
Commitments
Stockholders’ deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 700,000,000 shares authorized, 225,720,488 shares issued and outstanding	225,721
Subscription receivable	(24,400)
Additional paid-in capital	27,078,468
Deficit accumulated during the development stage	(27,364,272)
Total Stockholders' Deficit	(83,983)
Total Liabilities and Stockholders’ Deficit	$26,677

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)

STATEMENTS OF REVENUES AND EXPENSES
For the Years Ended December 31, 2005 and 2004, and the Period from June 17, 2003 (Inception), Through December 31, 2005
Year Ended December 31,
2005	2004	Inception through 12/31/2005
Revenues	$2,690	$8,094	$10,784
Internet access costs	(6,786)	(26,064)	(32,850)
Gross profit (loss)	(4,096)	(17,970)	(22,066)
OPERATING EXPENSES
Professional and consulting fees	1,677,980	1,607,488	3,285,468
Compensation expense	3,439,428	385,962	3,825,390
Depreciation	22,932	39,057	61,989
Impairment loss	16,306,527	502,000	16,808,527
General and administrative (excluding professional and consulting fees, compensation expense, depreciation and impairment loss)	121,656	829,927	3,361,976
Total Operating Expenses	21,568,523	3,365,394	27,343,350
LOSS FROM OPERATIONS	(21,572,619)	(3,383,364)	(27,365,416)
OTHER INCOME (EXPENSE)	45	1,099	1,144
NET LOSS	(21,572,574)	(3,382,265)	(27,364,272)
Deemed Dividend on Preferred Stock	-	(165,442)	(165,442)
Cumulative Preferred Dividends	(52,500)	-	(52,500)
Net Loss Charged to Common Shareholders	(21,625,074)	(3,547,707)	(27,529,714)
Net loss applicable to common shareholders
Basic and diluted	$(0.10)	$(0.04)
Weighted average number of shares outstanding
Basic and diluted	218,970,514	85,348,329

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2005 and 2004, and the Period from June 17, 2003 (Inception), Through December 31, 2003

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Issuance of common stock to founders	0	$0	44,000,000	$44,000	$(43,000)	0	$0	$1,000
Stock issued in reverse acquisition	0	0	4,476,816	4,477	(3,358)	0	0	1,119
Stock issued for services	0	0	12,610,000	12,610	2,012,216	0	0	2,024,826
Stock issued for cash and warrants, net of cost	0	0	20,000,000	20,000	430,000	0	0	450,000
Net loss	0	0	0	0	0	0	(2,409,433)	(2,409,433)
Balance, December 31, 2003	0	0	81,086,816	81,087	2,395,858	0	(2,409,433)	67,512
Preferred stock issued for cash and warrants	500,000	500	0	0	499,500	0	0	500,000
Stock issued in acquisition	0	0	824,000	824	380,276	0	0	381,100

Stock issued for wi-fi hotspots	0	0	208,000	208	120,692	0	0	120,900
Stock issued for cash on option exercise	0	0	1,640,435	1,640	148,360	0	0	150,000
Stock issued for salary	0	0	338,826	339	41,661	0	0	42,000
Stock issued for services	0	0	6,480,465	6,481	1,494,637	0	0	1,506,118
Stock issued as bonuses	0	0	5,522,856	5,523	577,905	0	0	583,428
Beneficial conversion feature embedded in preferred stock and warrants	0	0	0	0	165,442	0	0	165,442
Deemed dividend on preferred stock	0	0	0	0	(165,442)	0	0	(165,442)
Net loss	0	0	0	0	0	0	(3,382,265)	(3,382,265)
Balance, December 31, 2004	500,000	500	96,101,398	96,102	5,663,889	0	(5,791,698)	(31,207)
Stock issued in acquisition	0	0	77,650,129	77,650	16,228,877	0	0	16,306,527
Stock issued for cash on option exercise	0	0	8,519,028	8,519	460,481	0	0	469,000
Stock issued for salary	0	0	3,153,107	3,153	256,260	0	0	259,413
Subscription receivable	0	0	0	0	0	(24,400)	0	(24,400)

Shareholder receivable	0	0	2,560,956	2,591	48,839	0	0	27,000
Stock issued for services	0	0	20,085,870	20,086	1,167,911	0	0	1,187,997
Stock issued for purchase option	0	0	1,300,000	1,300	49,200	0	0	50,500
Stock issued as bonuses	0	0	15,350,000	15,350	866,100	0	0	881,450
Warrant expense	0	0	0	0	2,072,603	0	0	2,072,603
Stock issued for waiver	0	0	1,000,000	1,000	37,000	0	0	38,000
Donated capital, officers’ salaries	0	0	0	279,808	0	0	279,808
Cumulative dividend on preferred stock	0	0	0	0	(52,500)	0	0	(52,500)
Net loss	0	0	0	0	0	0	(21,572,574)	(21,572,574)
Balance, December 31, 2005	500,000	$500	225,720,488	225,751	27,078,468	(24,400)	(27,364,272)	(83,983)

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005 and 2004, and the Period from June 17, 2003 (Inception), Through December 31, 2005

Year Ended December 31,
2005	2004	Inception through 12/31/2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,572,574)	$(3,382,265)	$(27,364,272)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	22,932	48,279	75,439
Stock issued for services	2,468,760	2,131,546	6,625,134
Impairment loss and write-down of assets	16,306,527	502,000	16,808,527
Warrant expense	2,072,603	0	2,072,603
Donated capital, officers’ salaries	279,808	0	279,808
Changes in assets and liabilities:
Accrued expenses	(1,385)	17,817	16,432
Accounts payable	(7,611)	9,250	8,345
CASH FLOWS USED IN OPERATING ACTIVITIES	(430,940)	(673,373)	(1,477,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(5,352)	(64,144)	(102,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note	(55,000)	0	(55,000)
Issuance of note payable	35,000	0	90,500
Issuance of preferred shares	0	209,558	209,558
Exercise of warrants	469,000	290,442	759,442
Subscription receivable	(24,400)	0	(24,400)

Sale of common stock, net	0	150,000	600,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	425,100	650,000	$1,580,100

NET INCREASE (DECREASE) IN CASH	(11,192)	(87,517)	-
Cash, beginning of period	11,192	98,709	-
Cash, end of period	$ -	$11,192	$ -

Supplemental information:
Income taxes paid	$0	$0	$0
Interest paid	$0	$0	$0

Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$52,500	$0	$52,500
Liabilities assumed in merger	$0	$0	$8,922
Stock issued in acquisition	$16,306,527	$381,100	$16,687,627
Stock issued for wi-fi hotspots	$0	$120,900	$120,900

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation
Nature of Company

On June 20, 2003, Diamond I, Inc. (“Diamond I”), formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation, formerly Covenant Financial Corporation ("Covenant"), a U.S. public company, issued 11,000,000 shares of common stock for 100% of the outstanding common stock of Air-Q Corp, a privately held corporation (“Air-Q”). After the merger, the stockholders of Air-Q owned approximately 95% of the outstanding common stock of Covenant and Covenant changed its corporate name (see note 2).

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

On May 24, 2004, Diamond I acquired all of the outstanding common stock of AirRover Networks, Inc., a privately-held Maryland corporation (“AirRover Networks”), for 206,000 shares of Diamond I common stock. At the time of acquisition, AirRover Networks was operating Wi-Fi hotspots in three states.

On January 18, 2005, Diamond I acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a privately-held Nevada corporation (“DITech”), for 70,591,026 shares of Diamond I common stock. At the time of acquisition, DiTech was a development-stage company that had developed a hand-held Wi-Fi-based gaming system designed for use in casinos.

Hereinafter, all references to Diamond I include the operations and financial condition of Air-Q for the period from inception, June 17, 2003, through December 31, 2003, and for the year ended December 31, 2004, the operations of AirRover Networks from the date of acquisition through December 31, 2004, and for the year ended December 31, 2005, and the operations of DiTech from the date of acquisition through December 31, 2005.

Consolidation

As of December 31, 2005, Diamond I had two wholly owned subsidiaries, Diamond I Technologies, Inc. (formerly Air-Q Corp.) and AirRover Networks, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

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

Fair Value of Financial Instruments

Diamond I’s financial instruments consist of cash and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital instruments. Comprehensive income (loss) includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, changes in market value of certain investments in securities and certain changes in minimum pension liabilities. The Company's comprehensive loss was equal to its net loss for the years ended December 31, 2004 and 2005.

Basic Loss Per Share

Diamond I is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2004 and 2005, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period, as adjusted to reflect a four-for-one forward common stock split.
Forward Stock Split

In September 2004, Diamond I completed a four-for-one forward split of its outstanding common stock. The financial statements, including per share amounts, for the year ended December 31, 2004, have been adjusted to reflect this forward common stock split.

Reclassification
Certain amounts in 2004 have been reclassified to conform with the 2005 presentation.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. Diamond I has evaluated the impact of the adoption of SFAS 123(R), and believes that it could have an impact to Diamond I’s overall results of operations depending on the number of stock options granted in a given year.

Note 2	Going Concern

Diamond I has incurred losses totaling $27,529,714 through December 31, 2005, and has a working capital deficit of $110,660. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that Diamond I will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support Diamond I’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, Diamond I will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to Diamond I. If adequate working capital is not available Diamond I may not continue its operations or execute its business plan.

These conditions raise substantial doubt about Diamond I's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Diamond I be unable to continue as a going concern.

Note 3	Acquisitions
Air-Rover Networks, Inc.
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

At December 31, 2004, in reviewing the assets associated with AirRover Networks, Diamond I determined that, due a significant downturn in the Wi-Fi hotspot industry, these assets had become substantially impaired. Based on this determination, the entire amount of the purchase price of AirRover Networks, $381,100, was written-down. Accordingly, such amount is reflected in impairment loss in the statements of revenues and expenses.

Diamond I Technologies, Inc.
In January 2005, Diamond I issued 70,591,026 shares of its common stock in connection with the acquisition of Diamond I Technologies, Inc., a privately-held Nevada corporation (DiTech).
The following represents the allocation of the purchase price over the historical net book values of DiTech on the date of the acquisition. The allocation made is as follows:
Tangible assets acquired at fair value	$0
Cost in excess of net tangible assets	16,306,527
Total purchase price	$16,306,527

At March 31, 2005, the entire value of associated with the acquisition of DiTech was written-down in the amount of $16,306,527, after Diamond I’s determination that there existed no tangible value underlying the acquisition of DiTech. This write-down is reflected in Diamond I’s statements of revenues and expenses.

Note 4	Note Payable

In June 2005, Diamond I paid in full its note payable in the principal amount of $55,000, plus all accrued and unpaid interest of $6,577. An officer advanced Diamond I $35,500 during 2005. The advance is non-interest bearing and is due on demand.

Note 5	Income Taxes

Diamond I follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

Note 6	Capital Stock
Amended and Restated Certificate of Incorporation

In September 2003, Diamond I amended and restated its certificate of incorporation to increase the number of authorized shares of stock to 250,000,000: 200,000,000 shares of common and 50,000,000 shares of preferred. Shares of preferred stock may be issued from time to time in one or more series, at the discretion of Diamond I’s board of directors.

In January 2005, Diamond I amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700,000,000.

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

Series A Preferred Stock

In March 2004, Diamond I issued 500,000 shares of a newly created Series A convertible preferred stock and warrants for cash proceeds of $500,000. The shares of Series A preferred stock are convertible at any time into 100,000 shares of Diamond I common stock. The shares of common stock underlying the Series A preferred stock and the warrants possesses certain demand registration rights. In addition, the Series A preferred stock bears a cash dividend at the rate of 6% per annum, with cumulative rights. At December 31, 2004 and 2005, Diamond I recorded a dividend payable of $22,500 and $30,000, respectively, in connection with its shares of Series A preferred stock.

Each holder of outstanding shares of Series A preferred stock is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by such holder are then convertible at each meeting of shareholders with respect to any and all matters presented to the shareholders for their action or consideration.

Stock for Services and Bonuses

During 2004, Diamond I issued a total of 5,172,000 shares of common stock to third-party consultants for services, resulting in $1,762,422 in non-cash compensation expense included in professional fees in the accompanying statements of revenues and expenses. During 2005, Diamond I issued a total of 20,085,870 shares of common stock to third-party consultants for services, resulting in $1,187,997 in non-cash compensation expense included in general and administrative expense in the accompanying statements of revenues and expenses.

During 2004, Diamond I issued, as bonuses, a total of 4,642,856 shares of common stock, valued at $401,428, to certain of its officers and a total of 800,000 of common stock, valued at $182,000, to certain of its directors. During 2005, Diamond I issued, as bonuses, a total of 15,350,000 shares of common stock, valued at $881,450, to certain of its officers and directors.

Diamond I measured the transactions at the respective dates of issuance at the quoted market price, at prices ranging from $.02 to $.9625 per share There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

Note 7	Warrants

In June 2003, Diamond I issued, in conjunction with the sale of shares of its common stock, a total of 20,000,000 warrants to purchase a total of 20,000,000 shares of common stock, with an average exercise price of $.35 per share. In April 2004, Diamond I reached an agreement to restructure the 20,000,000 warrants. Under the agreement, these warrants were cancelled and new warrants to purchase a total of 20,000,000 shares at an average exercise price of $.25 per share were issued. The 5,000,000 warrants will expire on April 22, 2008. The warrants were valued using the Black-Scholes method and charged against equity as a financing cost, resulting in no change in net equity.

In March 2004, Diamond I issued, in conjunction with the sale of shares of its Series A Preferred Stock, 1,000,000 warrants to purchase 1,000,000 shares of its common stock at an exercise price of $.875 per share and 1,000,000 warrants to purchase 1,000,000 shares of its common stock at an exercise price of $1.125 per share. These warrants will expire in March 2007. The warrants were valued using the Black-Scholes method and charged against equity as a financing cost, resulting in no change in net equity.

The warrants issued to the holder of the Series A preferred stock were assigned a value of $290,442, which decreased the carrying value of the Series A preferred stock. These warrants were valued using the Black-Scholes method with the following assumptions: a risk-free interest rate of 3.5%, and expiration date of March 1, 2007, a volatility factor of 53% and a dividend yield of 0%. In connection with the issuance of the Series A preferred stock and warrants, Diamond I recorded $165,442 related to the beneficial conversion feature on the Series A preferred stock as a deemed dividend, which is reflected in the income or loss applicable to common stockholders in the calculation of basic and diluted net loss per share. A beneficial conversion feature is present because the effective conversion price of the Series A preferred stock was less than the fair value of the common stock on the commitment date.

In connection with certain sales of securities, Diamond I paid a finder’s fee. For its efforts, the finder received 10% of the cash proceeds and common stock purchase warrants, as follows: (1) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.05 per share; (2) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.075 per share; (3) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share; and (4) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.125 per share.

As of December 31, 2005, no warrants have been exercised.
The following sets forth the warrants outstanding as of December 31, 2004 and 2005.
Exercise Price	Number of Shares	Remaining Life	Exercisable Number of Shares
$.875	1,000,000	March 2007	1,000,000
1.125	1,000,000	March 2007	1,000,000
.25	20,000,000	April 2009	20,000,000
.05	4,000,000	September 2008	4,000,000
.075	4,000,000	September 2008	4,000,000
.10	4,000,000	September 2008	4,000,000
1.25	4,000,000	September 2008	4,000,000
At 12/31/04	38,000,000	38,000,000
.098	18,367,347	December 2005	-
.034	8,823,529	August 2006	5,163,045
.04	3,500,000	November 2010	3,500,000
At 12/31/05	68,690,876	46,663,045

During 2004 and 2005, Diamond I entered into various consulting agreements whereby third parties were granted warrants to purchase common stock. The value of these warrants was estimated using the Black-Scholes method of approximating fair value. Warrant expense of $2,072,603 is recorded in 2005. 8,519,028 shares were issued during 2005 upon the exercise of these warrants for cash in the amount of $469,000. A subscription receivable is recorded in the amount of $24,400 for cash not yet received related to the exercise of these warrants.

Note 8	Commitments
Employment Agreements

Diamond I has entered into employment agreements with each of its officers, with terms ranging from two to three years and salaries ranging from $96,000 to $180,000 per year. During 2005 and 2004, Diamond I did not pay $105,808 and $174,000, respectively, due pursuant to their agreements for the years ended December 31, 2005 and 2004, respectively. The officers have waived payment of these unpaid amounts. These amounts have been reflected as contributed services and recorded in Additional Paid-in Capital.