Form 10QSB/A
period 2006-03-31
Diamond I, Inc.
filed 2006-05-30
CIK 828940

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 5-11-06
Common Stock, $.001 par value	239,213,351


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc.
Page
Balance Sheet as of March 31, 2006 (unaudited), and December 31, 2005	3
Statement of Revenues and Expenses for the Three Months Ended March 31, 2006 and 2005, and Period from June 17, 2003 (Inception), Through March 31, 2006 (unaudited)	4
Statement of Stockholders’ Equity for the Three Months Ended March 31, 2006 (unaudited)	5
Statement of Cash Flows for the Three Months Ended March 31, 2006 and 2005, and Period from June 17, 2003 (Inception), Through March 31, 2006 (unaudited)	7
Notes to Consolidated Financial Statements	9

DIAMOND I, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2006, and December 31, 2005
3/31/06 (unaudited)	12/31/05
ASSETS
Current assets:
Cash	$32,115	$ -
Total current assets	32,115	-
Equipment, net of accumulated depreciation of $80,019 and $75,439	22,097	26,677
Intangible asset - Pending patent	485,133	-
Total Assets	$539,345	$26,677
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,500	$12,454
Accrued expenses	119,240	10,206
Short-term note payable - related party	41,240	35,500
Dividend payable on preferred stock	60,000	52,500
Total current liabilities	222,980	110,660
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500	500
Common stock, $.001 par value; 700,000,000 shares authorized, 239,548,272 and 225,720,488 shares issued and outstanding	239,549	225,721
Subscription receivable	(59,000)	(24,400)
Additional paid-in capital	27,964,307	27,078,468
Deficit accumulated during the development stage	(27,828,991)	(27,364,272)
Total stockholders' equity (deficit)	316,365	(83,983)
Total liabilities and stockholders’ equity (deficit)	$539,345	$26,677

DIAMOND I, INC.
(a development stage company)
STATEMENTS OF REVENUES AND EXPENSES
For the Three Months Ended March 31, 2006 and 2005, and the Period from June 17, 2003 (Inception), Through March 31, 2006 (unaudited)
Three Months Ended March 31,
2006	2005	Inception through 3/31/2006
Revenues	$ -	$666	$10,784
Internet access costs	( - )	(6,182)	(32,850)
Gross profit (loss)	( - )	(5,516)	(22,066)
OPERATING EXPENSES
Professional and consulting fees	165,632	270,288	3,451,100
Compensation expense	288,576	820,112	4,113,966
Depreciation	4,579	4,228	80,018
Impairment loss	-	16,306,527	16,808,527
General and administrative (excluding professional and consulting fees, compensation expense, depreciation and impairment loss)	4,189	825,064	3,348,135
Total Operating Expenses	462,976	18,226,219	27,806,326
LOSS FROM OPERATIONS	(462,976)	(18,231,735)	(27,828,392)
OTHER INCOME (EXPENSE)	(1,743)	45	(599)
NET LOSS	(464,719)	(18,231,690)	(27,828,991)
Deemed Dividend on Preferred Stock	-	-	(165,442)
Cumulative Preferred Dividends	(7,500)	-	(60,000)
Net Loss Charged to Common Shareholders	(472,218)	(18,231,690)	(28,054,433)
Net loss applicable to common shareholders
Basic and diluted	$(.002)	$(0.11)
Weighted average number of shares outstanding
Basic and diluted	232,617,472	163,039,464

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2006 (unaudited)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2005	500,000	$500	225,720,488	$225,721	$27,078,468	$(24,400)	$(27,364,272)	$(83,983)
Stock issued as bonuses, January 2006	-	-	4,700,000	4,700	136,300	-	-	141,000
Payments received on stock issued in prior year	-	-	-	-	-	65,400	-	65,400
Stock issued for services:
January 2006	-	-	3,000,000	3,000	87,000	-	-	90,000
February 2006	-	-	1,107,142	1,107	26,712	-	-	27,819
Stock issued for exercise of warrants	-	-	4,620,642	4,621	95,379	(100,000)	-	-
Stock issued for salary, March 2006	-	-	400,000	400	9,240	-	-	9,640

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Issuance of warrants for patents	-	-	-	-	485,133	-	-	485,133
Dividend payable on preferred stock	-	-	-	-	(7,500)	-	-	(7,500)
Warrants issued for services	-	-	-	-	53,575	-	-	53,575
Net loss	-	-	-	-	-	-	(464,719)	(464,719)
Balance, March 31, 2006	500,000	500	239,548,272	$239,549	$27,964,307	$(59,000)	$(27,828,991)	$316,365

DIAMOND I, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2006 and 2005, and the Period from June 17, 2003 (Inception), Through March 31, 2006 (unaudited)

Three Months Ended March 31,
2006	2005	Inception through 3/31/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(464,719)	$(18,231,690)	$(27,828,991)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	4,579	4,228	80,019
Stock issued for services	268,458	931,200	6,893,592
Impairment loss and write-down of assets	-	16,306,527	16,808,527
Warrant expense	53,575	767,607	2,126,178
Donated capital, officers’ salaries	-	-	279,808
Changes in assets and liabilities:
Accrued expenses	109,036	(8,991)	125,468
Accounts payable	(9,954)	(5,820)	(1,610)
CASH FLOWS USED IN OPERATING ACTIVITIES	(39,025)	(236,939)	(1,517,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(4,054)	(102,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note	(4,000)	(55,000)	(59,000)
Proceeds from issuance of note payable	9,740	-	100,240
Proceeds from issuance of preferred shares, net	-	-	209,558
Proceeds from exercise of warrants	100,000	-	859,442
Subscription receivable	(34,600)	-	(59,000)
Sale of common stock, net	-	310,000	600,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	71,140	255,000	$1,651,240

NET CHANGE IN CASH	32,115	14,007	32,115
Cash, beginning of period	-	11,192	-
Cash, end of period	$32,115	$25,199	$32,115

Supplemental information:
Income taxes paid	$0	$0	$0
Interest paid	$0	$6,600	$0

Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$7,500	$0	$60,000
Liabilities assumed in merger	$0	$0	$8,922
Stock issued in acquisition	$0	$0	$16,687,627
Stock issued for wi-fi hotspots	$0	$0	$120,900

Warrants issued for patent	$485,133	$0	$485,133

DIAMOND I, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005 (unaudited)

Note 1	Basis of Presentation
The consolidated balance sheet as of March 31, 2006, the statement of revenues and expenses and the statement of cash flows for the three months ended March 31, 2006 and 2005, and the period from inception (June 17, 2003) through March 31, 2006, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at March 31, 2006, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note 2	Going Concern
Diamond I has incurred losses totaling $27,828,991 through March 31, 2006, and had limited working capital at March 31, 2006. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3	Intangible Assets
On March 29, 2006, Diamond I purchased pending patent rights from Larson Tech Ventures, LLC and Larry Shultz related to:
1.	Methods and apparatus for pari-mutuel, sports book and electronic casino gaming using speech recognition and concomitant video.
2.	Biometrically-secured portable wireless entertainment, shopping and gaming system.
As consideration, Diamond I issued 6,500,000 warrants to purchase common stock exercisable at $0.35 per share and expiring March 31, 2011. The fair value of these warrants was calculated using the Black-Scholes Model and used as the value of the patent at $485,133. The model was based on a term of five years, a volatility rate of 236.74% and a discount rate of 4.83%.

Note 4	Capital Stock
Stock for Services and Bonuses
During the first three months of 2006, Diamond I issued a total of 4,107,142 shares of common stock to third-party consultants for services, resulting in $117,819 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first three months of 2006, Diamond I issued, as bonuses to certain of its officers and directors, a total of 5,100,000 shares of common stock, valued at $150,640 (unaudited).
Diamond I measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

Note 5	Warrants
During the quarter ended March 31, 2006, 4,620,642 warrants were exercised to purchase a like number of shares for $100,000 in cash.
Diamond I granted 6,500,000 warrants at an exercise price of $.035 in exchange for a patent. $485,133 is recorded for this intangible asset.
Diamond I recognized $53,575 in warrant expense associated with warrants granted in 2005 in connection with a one-year service agreement.
The following sets forth the warrants outstanding as of March 31, 2006.
Exercise Price	Number of Shares	Remaining Life	Exercisable Number of Shares
$.875	1,000,000	March 2007	1,000,000
1.125	1,000,000	March 2007	1,000,000
.25	20,000,000	April 2009	20,000,000
.05	4,000,000	September 2008	4,000,000
.075	4,000,000	September 2008	4,000,000
.10	4,000,000	September 2008	4,000,000
1.25	4,000,000	September 2008	4,000,000
.022	8,823,529	August 2006	5,163,045
.04	3,500,000	November 2010	3,500,000
.035	6,500,000	March 2011	6,500,000
At 3/31/06	56,823,529	48,542,403
Note 6	Short-term Note Payable to Related Party
During the quarter ended March 31, 2006, Diamond I was loaned $9,740 from a related party under a verbal agreement with no stated interest rate and is due on demand. In addition, Diamond I repaid $4,000 of related party loans. Accrued interest on related party loans was $1,743 as of March 31, 2006.

Note 7	Subsequent Event
In May 2006, Diamond I executed an agreement to acquire the outstanding capital stock of Touchdev Limited, the developer of an array of internally-derived and copyrighted gaming software products, with wireless PDA and cellular-phone-based capabilities. The acquisition is expected to close before the end of May 2006 and will be made with 8,000,000 shares of Diamond I common stock.

FORWARD-LOOKING STATEMENTS
This report by Diamond I, Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "plan", "forecast" and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

-	Events that deprive us of the services of our president and largest shareholder, David Loflin;
-	Whether or not we can successfully establish a market for our wireless gaming products;
-	Whether we are able to obtain adequate capital with which to pursue our full business plan; and
-	Other uncertainties, all of which are difficult to predict and many of which are beyond our control.
We do not intend to update forward-looking statements.

Item 2.	Plan of Operations.
Business Development
Since our acquisition of Diamond I Technologies, Inc. (“DITech”), we have focused on the development of DITech’s hand-held wireless gaming system for on-premises use by casinos, resorts and restaurants, known as “WiFiCasino GS”(TM). To date, we have not generated any revenues from this line of business.

The development of our business has been significantly impaired by our lack of adequate capital.
However, our business prospects in the State of Nevada were greatly enhanced in March 2006, with the adoption of final regulations implementing Nevada Law AB471, which authorizes the use of mobile communication devices, such as our WifiCasino GS wireless gaming system, for gaming in public areas in Nevada casinos.

In furtherance of our plan to develop the business potential of our WifiCasino GS products, we have, to the extent permitted by our capital position, taken the following actions:
-	completed final design and three-dimensional model of the first generation of our WifiCasino GS that embodies our finger-print security technology;
-	begun preparation of the application for a license from the Nevada Gaming Commission with respect our WifiCasino GS;
-
signed a letter of intent with The Palms Resort and Casino, a premier Las Vegas property, wherein The Palms has agreed to continue to develop our working relationship relating to our WifiCasino GS wireless gaming system;

-
entered into a strategic alliance with Viking Productions, a marketing and promotions firm with a presence in Jamaica, to bring our WifiCasino GS to venues within the extensive Jamaican hotel and tourism industries;

-	pursued numerous potential opportunities to install and operate one of our WifiCasino GS systems on a cruise ship - these activities are ongoing;
-
pursued numerous potential opportunities with the owners of certain horse racing facilities, with respect to our installing and operating one of our WifiCasino GS systems on such a facility - these activities are ongoing; and

-
recently executed an agreement to acquire Touchdev Limited, a developer of an array of internally-derived and copyrighted gaming software products, with wireless PDA and cellular-phone-based capabilities. Touchdev has created 12 different games, including Texas Hold’em Poker.

We believe our most promising activities for the development of revenues in the short-term are related to our recently started Jamaican venture. will, over the next two years, generate significant revenues. It is the stated objective of our Jamaican partner to place our wireless gaming system in as many hotels and restaurants as is possible, as quickly as possible.

We recently acquired the rights to pending patents relating to voice-recognition, or “voice-print” security technology. Our board of directors, with the recommendation of management, determined to acquire these patent rights, due to its belief that the security provided by our “voice-print” technology, when coupled with our patent-pending finger-print security technology, would be a significant point in our favor, as we solicit venues. We will be able to assure venues (and the local government) that those who cannot game legally will not be able to do so.

Also, we expect that our pending acquisition of Touchdev and its proprietary software products, once finalized, will allow us to further enhance our WifiCasino GS products. We believe that these features will provide a competitive advantage, when we begin our full-scale WifiCasino GS as we implement our marketing strategy.

Our marketing plan in Nevada revolves around establishing a greater physical presence of our personnel, who are to conduct our marketing activities on a face-to-face basis with the owners of target venues, i.e., casinos. The success of our WifiCasino GS marketing efforts in Nevada will, like other gaming sales efforts, be largely dependent on our ability to establish positive personal relationships with appropriate decision-makers. Our management believes that it has already established a positive relationship with a number of such persons.

Our marketing in Jamaica is to be headed by our Jamaican partner, who has already targeted a substantial number of venues that it believes will be amenable to having a WifiCasino GS system installed and operated on their respective properties.

To accomplish any of our business plan, we must obtain substantial capital. Without capital, we will not be successful in doing so.
Also, we cannot assure you that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements.

We have recently undertaken discussions with a potential underwriter with which we would conduct a public offering of our common stock. However, this particular potential source of funding may never materialize. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, we will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to us. If adequate working capital is not available we would be unable to realize the business potential of our WifiCasino GS products and may not be able to continue our operations or execute our business plan.

Critical Accounting Policies
There were no material changes to our critical accounting policies during the period ended March 31, 2006.
Liquidity and Capital Resources
Since our inception, we have lacked adequate capital with which to accomplish our business objectives. Currently, we have a working capital deficit of $190,865.
We are actively seeking additional funds with which to execute our business plan. We will require additional working capital to continue operations and develop our business. We intend to obtain additional capital either through private placements, public offerings and/or financings.

There are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing to sustain our business. Further, we cannot assure you that additional financing will be available or, if available, that any such financing will be on terms acceptable to us. If we do not obtain adequate financing, we may not be able to continue our operations or execute our business plan.

During the first three months of 2006 and 2005, we obtained a total of $65,400 and $310,000, respectively, from the exercise of certain options, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

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

Capital Expenditures
We purchased $458,133 and $4,060 in patents and equipment during the quarters ended March 31, 2006 and 2005, respectively. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures for equipment. The amounts of these patent and equipment purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we intend to make no capital expenditures.

Item 3.	Controls and Procedures.
Our Chief Executive Officer and Acting Chief Financial Officer has reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 240.13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that such disclosure controls and procedures are not effective in timely alerting him and other members of management to material information about our company required to be disclosed by us in our periodic reports that we file or submit under the Securities Exchange Act of 1934. The deficiencies in our disclosure controls and procedures are a result of our lack of accounting personnel, due to our limited financial resources. We are seeking additional financing that would allow us to obtain the necessary resources to execute our business plan, including personnel and other resources to improve our disclosure controls and procedures.

There have not been any significant changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2006, we issued restricted securities as follows:
1.	(a)	Securities Sold. In January 2006, a total of 4,700,000 shares of our common stock were issued.
(b)
Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin (3,000,000 shares), Waddell D. Loflin (1,500,000 shares), Gregory A. Bonner (100,000 shares) and Ira R. Witkin (100,000 shares).

	(c)	Consideration. Such shares of common stock were issued as bonuses and were valued, in the aggregate, at $111,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

2.	(a)	Securities Sold. In January 2006, 3,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan, Attorneys at Law.
	(c)	Consideration. Such shares of common stock were issued in payment of legal services and were valued at $90,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3.	(a)	Securities Sold. In February 2006, 350,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Global Consulting Group, Inc.
	(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $8,700.
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
(b) Reports on Form 8-K
During the three months ended March 31, 2006, we filed one Current Report on Form 8-K, as follows:
-
Date of event: January 20, 2006, as amended, wherein we reported information pursuant to Item 4.02, Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review.

Since March 31, 2006, we have not filed a Current Report on Form 8-K.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 30, 2006	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]