Form 10QSB
period 2006-06-30
Diamond I, Inc.
filed 2006-08-21
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2006
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 8-14-06
Common Stock, $.001 par value	264,189,541


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc.
Page
Consolidated Balance Sheets as of June 30, 2006 (unaudited), and December 31, 2005	3
Consolidated Statements of Revenues and Expenses for the Three Months and Six Months Ended June 30, 2006 and 2005, and Period from June 17, 2003 (Inception), Through June 30, 2006 (unaudited)	4
Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2006 (unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005, and Period from June 17, 2003 (Inception), Through June 30, 2006 (unaudited)	8
Notes to Consolidated Financial Statements	10


DIAMOND I, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
June 30, 2006, and December 31, 2005
6/30/06 (unaudited)	12/31/05
ASSETS
Current assets:
Cash	$6,851	$ -
Total current assets	6,851	-
Equipment, net of accumulated depreciation of $84,515 and $75,439	17,600	26,677
Intangible asset - Pending patent, net of amortization of $8,086	477,047	-
Software	376,000	-
Total Assets	$877,498	$26,677
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,686	$12,454
Accrued expenses	185,116	10,206
Short-term note payable - related party	41,240	35,500
Stock payable	291,000	-
Dividend payable on preferred stock	67,500	52,500
Total current liabilities	596,542	110,660
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500	500
Common stock, $.001 par value; 700,000,000 shares authorized, 251,596,344 and 225,720,488 shares issued and outstanding	251,597	225,721
Subscription receivable	(116,000)	(24,400)
Additional paid-in capital	28,510,498	27,078,468
Deficit accumulated during the development stage	(28,365,639)	(27,364,272)
Total stockholders' equity (deficit)	280,956	(83,983)
Total liabilities and stockholders’ equity (deficit)	$877,498	$26,677


DIAMOND I, INC.
(a development stage company)
STATEMENTS OF REVENUES AND EXPENSES
For the Three Months and Six Months Ended June 30, 2006 and 2005, and the Period from June 17, 2003 (Inception), Through June 30, 2006 (unaudited)
Three Months Ended June 30,	Six Months Ended June 30,
2006	2005	2006	2005	Inception through 6/30/2006
Revenues	$ -	$1,455	$ -	$2,121	10,784
Internet access costs	-	543	-	6,725	32,850
Gross profit (loss)	( - )	912	( - )	(4,604)	(22,066)
OPERATING EXPENSES
Professional and consulting fees	57,379	-	223,011	-	3,508,479
Compensation expense	441,155	-	729,730	-	4,555,120
Depreciation and amortization	12,583	-	17,162	-	92,602
Impairment loss	-	-	-	16,306,527	16,808,527
General and administrative (excluding professional and consulting fees, compensation expense, depreciation and impairment loss)	24,708	977,575	28,898	2,897,267	3,377,423
Total Operating Expenses	535,825	977,575	998,801	19,203,794	28,342,151
LOSS FROM OPERATIONS	(535,825)	(976,663)	(998,801)	(19,208,398)	(28,364,217)
OTHER INCOME (EXPENSE)	(823)	-	(2,566)	45	(1,422)
NET LOSS	(536,648)	(976,663)	(1,001,367)	(19,208,353)	(28,365,639)
Deemed Dividend on Preferred stock	-	-	-	-	(165,442)
Cumulative Preferred Dividends	(7,500)	-	(15,000)	-	(67,500)
Net Loss Charged to Common Shareholders	(544,148)	$(976,663)	(1,016,367)	$19,208,353)	(28,598,581)
Net Loss Applicable to Common Shareholders
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.11)
Weighted average number of shares outstanding
Basic and diluted	241,363,099	190,682,829	237,014,445	176,937,509


CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2006 (unaudited)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2005	500,000	$500	225,720,488	$225,721	$27,078,468	$(24,400)	$(27,364,272)	$(83,983)
Stock issued as bonuses, January 2006	-	-	4,700,000	4,700	136,300	-	-	141,000
Stock issued for exercise of warrants	-	-	4,620,642	4,621	95,379	(100,000)	-	-
Cash received for subscription receivable	-	-	-	-	-	65,400	-	65,400
Stock issued for services:
January 2006	-	-	3,000,000	3,000	87,000	-	-	90,000
February 2006	-	-	1,107,142	1,107	26,712	-	-	27,819
March 2006	-	-	400,000	400	9,240	-	-	9,640
Issuance of warrants for patents	-	-	-	-	485,133	-	-	485,133
Dividend payable on preferred stock	-	-	-	-	(7,500)	-	-	(7,500)
Warrants issued for services	-	-	-	-	53,575	-	-	53,575
Net loss	-	-	-	-	-	-	(464,719)	(464,719)
Balance, March 31, 2006	500,000	500	239,548,272	$239,549	$27,964,307	$(59,000)	$(27,828,991)	$316,365
Stock issued for services:
April 2006	-	-	739,982	740	31,686	-	-	32,426
May 2006	-	-	166,600	167	4,231	-	-	4,398
June 2006	-	-	200,000	200	9,560	-	-	9,760
Stock issued for cash	-	-	1,200,000	1,200	16,800	-	-	18,000
Stock issued for exercise of warrants	-	-	1,741,490	1,741	73,259	(75,000)	-	-
Cash received for subscription receivable	-	-	-	-	-	18,000	-	18,000
Stock issued for software	-	-	8,000,000	8,000	368,000	-	-	376,000
Dividend payable on preferred stock	-	-	-	-	(7,500)	-	-	(7,500)
Warrants issued for services	-	-	-	-	50,155	-	-	50,155
Net loss	-	-	-	-	-	-	(536,648)	(536,648)
Balance, June 30, 2006	500,000	500	251,596,344	$251,597	$28,510,498	$(116,000)	$(28,365,639)	$280,956


DIAMOND I, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2006 and 2005, and the Period from June 17, 2003 (Inception), Through June 30, 2006 (unaudited)

Six Months Ended June 30,
2006	2005	Inception through 6/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,001,367)	$(19,208,353)	$(28,365,639)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	17,162	11,370	92,602
Stock issued for services	315,043	1,375,540	6,940,177
Impairment loss and write-down of assets	-	16,306,527	16,808,527
Warrant expense	103,730	1,171,685	2,176,333
Donated capital, officers’ salaries	-	-	279,808
Changes in assets and liabilities:
Stock payable	291,000	-	291,000
Accrued expenses	174,911	(5,457)	191,344
Accounts payable	(768)	3,856	7,575
CASH FLOWS USED IN OPERATING ACTIVITIES	(100,289)	(344,832)	(1,578,273)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(5,352)	(102,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Payment of note	(4,000)	(55,000)	(59,000)
Proceeds from issuance of note payable	9,740	-	100,240
Proceeds from issuance of preferred shares, net	-	-	209,558
Proceeds from exercise of warrants	83,400	-	818,442
Sale of common stock, net	18,000	394,000	618,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	107,140	339,000	$1,687,240

NET CHANGE IN CASH	6,851	(11,184)	6,851
Cash, beginning of period	-	11,192	-
Cash, end of period	$6,851	$8	$6,851

Supplemental information:
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$6,600	$6,600

Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$15,000	$0	$67,500
Liabilities assumed in merger	$0	$0	$8,922
Stock issued in acquisition	$0	$0	$16,687,627
Stock issued for wi-fi hotspots	$0	$0	$120,900
Warrants issued for patent	$485,133	$0	$485,133
Stock issued for software	$376,000	$0	$376,000


DIAMOND I, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2006 (unaudited)

Note 1	Basis of Presentation
These unaudited interim financial statements have been prepared by Diamond I, Inc. without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at June 30, 2006, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note 2	Going Concern
Diamond I has incurred losses totaling $28,365,639 through June 30, 2006, and had limited working capital at June 30, 2006. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3	Intangible Assets and Software
On March 29, 2006, Diamond I purchased pending patent rights from Larson Tech Ventures, LLC and Larry Shultz related to:
1.	Methods and apparatus for pari-mutuel, sports book and electronic casino gaming using speech recognition and concomitant video.
2.	Biometrically-secured portable wireless entertainment, shopping and gaming system.
As consideration, Diamond I issued 6,500,000 warrants to purchase common stock exercisable at $0.35 per share and expiring March 31, 2011. The fair value of these warrants was calculated using the Black-Scholes Model and used as the value of the patent at $485,133. The model was based on a term of five years, a volatility rate of 236.74% and a discount rate of 4.83%.

In May 2006, Diamond I acquired all of the capital stock of Touchdev Limited for 8,000,000 shares of Diamond I common stock. Diamond I analyzed the accounting treatment of this transaction under SFAS 141, “Business Combinations and EITF 98-3, “Determining Whether Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. This transaction was accounted for as an asset purchase and not a business combination based on Touchdev Limited’s never having engaged in active business operations. The only material asset held by Touchdev Limited at the date of the agreement was proprietary software and the copyrights, documentation and internet domains related to this software. The software was recorded at $376,000, which was estimated to be equal to the fair value of the stock issued to the original shareholders of Touchdev Limited based on the market price at the date of the agreement and will be amortized over 5 years.

Note 4	Capital Stock
Stock for Services and Bonuses
During the first six months of 2006, Diamond I issued a total of 5,213,724 shares of common stock to third-party consultants for services, resulting in $164,403 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of revenues and expenses. These were measured at the then stated market value of the common shares. There were no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

During the first six months of 2006, Diamond I issued a total of 4,700,000 shares of common stock to certain officers and directors valued at $141,000 for bonuses and 400,000 shares for salary valued at $9,640.

Diamond I has committed to issue 6,200,000 shares as bonuses related to services performed through June 30, 2006. This amount is included in stock payable at June 30, 2006 and was valued at the then stated market value of the common shares of $186,000. In addition, Diamond I has committed to issue 3,500,000 shares to an attorney for legal services. This amount is also included in stock payable at June 30, 2006, at the then stated market value of the common shares in the amount of $105,000.

Note 5	Warrants
During the six months ended June 30, 2006, 6,362,132 warrants were exercised to purchase a like number of shares for $175,000 in cash, of which amount $116,000 is presented as subscription receivable.
Diamond I granted 6,500,000 warrants at an exercise price of $.035 in exchange for a patent. $485,133 is recorded for this intangible asset.
Diamond I recognized $103,730 in warrant expense associated with warrants granted in 2005 in connection with a one-year service agreement.
The following sets forth the warrants outstanding as of June 30, 2006.
Exercise Price	Number of Shares	Remaining Life	Exercisable Number of Shares
$.875	1,000,000	March 2007	1,000,000
1.125	1,000,000	March 2007	1,000,000
.25	20,000,000	April 2009	20,000,000
.05	4,000,000	September 2008	4,000,000
.075	4,000,000	September 2008	4,000,000
.10	4,000,000	September 2008	4,000,000
1.25	4,000,000	September 2008	4,000,000
.022	8,823,529	August 2006	1,131,222
.04	3,500,000	November 2010	3,500,000
.035	6,500,000	March 2011	6,500,000
At 6/30/06	56,823,529	49,131,222
Note 6	Short-term Note Payable to Related Party
During the six months ended June 30, 2006, Diamond I was loaned $9,740 from a related party under a verbal agreement with no stated interest rate and is due on demand. In addition, Diamond I repaid $4,000 of related party loans. Accrued interest on related party loans was $2,566 as of June 30, 2006.

Note 7	Subsequent Event
In July 2006, Diamond I issued 6,200,000 shares of common stock valued at $186,000 for bonuses. This amount was accrued as stock payable at June 30, 2006.
In July 2006, Diamond I issued 3,500,000 shares of common stock valued at $105,000 for legal services. This amount was accrued as stock payable at June 30, 2006.
In July and August 2006, Diamond I issued 876,190 shares of common stock valued at $21,429 to a consultant for services.
In August 2006, Diamond I issued 2,000,000 shares of common stock for payment of a $25,000 note payable. Diamond I, Inc. recognized a loss of $23,000 on this transaction.
In August 2006, Diamond I issued 3,000,000 shares of common stock valued at $72,000 to a consultant for services.

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

Also, we expect that our acquisition of Touchdev and its proprietary software products, once finalized, will allow us to further enhance our WifiCasino GS products. We believe that these features will provide a competitive advantage, when we begin our full-scale WifiCasino GS as we implement our marketing strategy.

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
Also, we cannot make any assurance that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support our working capital requirements.

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

Critical Accounting Policies
There were no material changes to our critical accounting policies during the period ended June 30, 2006.
Liquidity and Capital Resources
We have incurred losses from inception of $28,365,639 and we have lacked adequate capital with which to accomplish our business objectives. At June 30, 2006, we had a working capital deficit of $589,691.

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

During the first six months of 2006, we obtained a total of $59,000 from the exercise of certain options, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

Our management has made this determination because of its desire not to over-commit our resources. Our management’s philosophy is to make capital and related commitments only to the extent our available capital permits. Our management’s philosophy may, in the future, prove to have been flawed, to the extreme detriment to our business and, ultimately, our shareholders.

Our Capital Needs. Our current level of operations can be maintained for the next twelve months. We anticipate our capital needs will be met through the exercise of options and issuance of shares for services. However, to begin the aggressive pursuit of our wireless gaming business objectives, we will require approximately $2 million.

Capital Expenditures
We purchased $861,133 in patents, equipment and software, during the six months ended June 30, 2006, by issuing shares of our common stock. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures for equipment. The amounts of these patent, equipment and software purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we intend to make no capital expenditures.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
1.	(a)	Securities Sold. In March 2006, an option to purchase up to 6,500,000 shares of our common stock was issued.
	(b)	Underwriter or Other Purchasers. Such options were issued to Larson Tech Ventures, LLC and Larry Shultz.
	(c)	Consideration. Such warrants were issued in consideration of certain patent rights.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in the company.

	(e)	Terms of Conversion or Exercise. The exercise price of the options is $.035 per share. All of the options are exercisable until March 31, 2011.
2.	(a)	Securities Sold. In May 2006, 8,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Bradley Martin (4,000,000 shares) and Rebekah Martin (4,000,000 shares).
	(c)	Consideration. Such shares of common stock were issued in consideration of all of the outstanding shares of capital stock of Touchdev Limited.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

3.	(a)	Securities Sold. In May 2006, 1,000,000 shares of our common stock were sold.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Paul Goldman.
	(c)	Consideration. Such shares of common stock were issued for $15,000 in cash.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

4.	(a)	Securities Sold. In May 2006, 200,000 shares of our common stock were sold.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Jerry Singleton.
	(c)	Consideration. Such shares of common stock were issued for $3,000 in cash.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

5.	(a)	Securities Sold. In July 2006, a total of 6,200,000 shares of our common stock were issued.
(b)
Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin (5,000,000 shares), Waddell D. Loflin (1,000,000 shares), Gregory A. Bonner (100,000 shares) and Ira R. Witkin (100,000 shares).

	(c)	Consideration. Such shares of common stock were issued as bonuses and were valued, in the aggregate, at $186,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

6.	(a)	Securities Sold. In July 2006, 3,500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan, Attorneys at Law.
	(c)	Consideration. Such shares of common stock were issued in payment of legal services and were valued at $105,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

7.	(a)	Securities Sold. In August 2006, 2,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Equity Solutions, Inc.
	(c)	Consideration. Such shares of common stock were issued in payment of a promissory note in the amount of $25,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K
During the three months ended June 30, 2006, we filed two Current Reports on Form 8-K, as follows:
-	Date of event: May 17, 2006, as amended, wherein we reported the entry into a material definitive agreement.
-	Date of event: May 31, 2006, wherein we reported the completion of acquisition or disposition of assets.
Since June 30, 2006, we have not filed a Current Report on Form 8-K.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 21, 2006	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]