Form 10QSB
period 2006-09-30
Diamond I, Inc.
filed 2006-12-20
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2006
OR
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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 12-18-06
Common Stock, $.001 par value	286,863,756


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc.
Page
Consolidated Balance Sheets as of September 30, 2006 (unaudited), and December 31, 2005	3
Consolidated Statements of Revenues and Expenses for the Three Months and Nine Months Ended September 30, 2006 and 2005, and Period from June 17, 2003 (Inception), Through September 30, 2006 (unaudited)	4
Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2006 (unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005, and Period from June 17, 2003 (Inception), Through September 30, 2006 (unaudited)	8
Notes to Consolidated Financial Statements	10


DIAMOND I, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
September 30, 2006, and December 31, 2005
9/30/06 (unaudited)	12/31/05
ASSETS
Current assets:
Cash	$ 40	$ -
Prepaid expense	394	-
Total current assets	434	-
Equipment, net of accumulated depreciation of $88,814 and $75,439	13,301	26,677
Intangible asset - Pending patent, net of amortization of $16,172	468,961	-
Software - net of amortization of $38,888	337,112	-
Total assets	$819,808	$26,677
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$ 3,686	$12,454
Accrued expenses	244,065	10,206
Short-term note payable - related party	41,240	35,500
Stock payable	146,400	-
Dividend payable on preferred stock	75,000	52,500
Total current liabilities	510,391	110,660
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500	500
Common stock, $.001 par value; 700,000,000 shares authorized, 273,403,756 and 225,720,488 shares issued and outstanding	273,404	225,721
Subscription receivable	(141,000)	(24,400)
Additional paid-in capital	29,060,109	27,078,468
Deficit accumulated during the development stage	(28,883,596)	(27,364,272)
Total stockholders' equity (deficit)	309,417	(83,983)
Total liabilities and stockholders’ equity (deficit)	$819,808	$26,677


DIAMOND I, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the Three Months and Nine Months Ended September 30, 2006 and 2005, and the Period from June 17, 2003 (Inception), Through September 30, 2006 (unaudited)
Three Months Ended September 30,	Nine Months Ended September 30,
2006	2005	2006	2005	Inception through 9/30/2006
Revenues	$ -	$ 569	$ -	$ 2,690	$10,784
Internet access costs	-	(61)	-	(6,786)	(32,850)
Gross profit (loss)	( - )	508	( - )	(4,096)	(22,066)
OPERATING EXPENSES
Professional and consulting fees	190,659	-	413,670	-	3,699,138
Compensation expense	245,456	-	975,186	-	4,800,576
Depreciation and amortization	51,273	-	68,435	-	143,875
Impairment loss	-	-	-	16,306,527	16,808,527
General and administrative	6,738	1,049,705	35,636	3,938,672	3,384,161
Total Operating Expenses	494,126	1,049,705	1,492,927	20,245,199	28,836,277
LOSS FROM OPERATIONS	(494,126)	(1,049,197)	(1,492,927)	(20,249,295)	(28,858,343)
Interest Income	-	-	-	45	1,144
Interest Expense	(831)	-	(3,397)	-	(3,397)
Loss on Debt Extinguishment	(23,000)	-	(23,000)	-	(23,000)
OTHER INCOME (EXPENSE)	(23,831)	-	(26,397)	45	(25,253)
NET LOSS	(517,957)	(1,049,197)	(1,519,324)	(20,249,250)	(28,883,596)
Deemed Dividend on Preferred Stock	-	-	-	-	(165,442)
Cumulative Preferred Dividends	(7,500)	-	(22,500)	-	(75,000)
Net Loss Charged to Common Shareholders	$(525,457)	$(1,049,197)	$(1,541,824)	$(20,249,250)	$(29,124,038)
Net Loss Applicable to Common Shareholders
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.11)
Weighted average number of shares outstanding
Basic and diluted	261,811,545	206,060,778	245,400,765	186,751,944


CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2006 (unaudited)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2005	500,000	$500	225,720,488	$225,721	$27,078,468	$(24,400)	$(27,364,272)	$(83,983)
Stock issued as bonuses, January 2006	-	-	4,700,000	4,700	136,300	-	-	141,000
Stock issued for exercise of warrants	-	-	4,620,642	4,621	95,379	(100,000)	-	-
Cash received for subscription receivable	-	-	-	-	-	65,400	-	65,400
Stock issued for services:
January 2006	-	-	3,000,000	3,000	87,000	-	-	90,000
February 2006	-	-	1,107,142	1,107	26,712	-	-	27,819
March 2006	-	-	400,000	400	9,240	-	-	9,640
Issuance of warrants for patents	-	-	-	-	485,133	-	-	485,133
Dividend payable on preferred stock	-	-	-	-	(7,500)	-	-	(7,500)
Warrants issued for services	-	-	-	-	53,575	-	-	53,575
Net loss	-	-	-	-	-	-	(464,719)	(464,719)
Balance, March 31, 2006	500,000	500	239,548,272	$239,549	$27,964,307	$(59,000)	$(27,828,991)	$316,365
Stock issued for services:
April 2006	-	-	739,982	740	31,686	-	-	32,426
May 2006	-	-	166,600	167	4,231	-	-	4,398
June 2006	-	-	200,000	200	9,560	-	-	9,760
Stock issued for cash	-	-	1,200,000	1,200	16,800	-	-	18,000
Stock issued for exercise of warrants	-	-	1,741,490	1,741	73,259	(75,000)	-	-
Cash received for subscription receivable	-	-	-	-	-	18,000	-	18,000
Stock issued for software	-	-	8,000,000	8,000	368,000	-	-	376,000
Dividend payable on preferred stock	-	-	-	-	(7,500)	-	-	(7,500)
Warrants issued for services	-	-	-	-	50,155	-	-	50,155
Net loss	-	-	-	-	-	-	(536,648)	(536,648)
Balance, June 30, 2006	500,000	500	251,596,344	$251,597	$28,510,498	$(116,000)	$(28,365,639)	$280,956
Stock issued for exercise of warrants	-	-	1,131,222	1,131	23,869	(25,000)	-	-
Stock issued for services	-	-	8,976,190	8,976	181,886	-	-	190,862
Stock issued for bonuses	-	-	9,700,000	9,700	281,300	-	-	291,000
Warrants issued for services	-	-	-	-	24,056	-	-	24,056
Stock dividend	-	-	-	-	(7,500)	-	-	(7,500)
Stock issued for loan payment	-	-	2,000,000	2,000	46,000	-	-	48,000
Net loss	-	-	-	-	-	-	(517,957)	(517,957)
Balance, September 30, 2006	500,000	500	273,403,756	$273,404	$29,060,109	$(141,000)	$(28,883,596)	$309,417


DIAMOND I, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2006 and 2005, and the Period from June 17, 2003 (Inception), Through September 30, 2006 (unaudited)

Nine Months Ended September 30,
2006	2005	Inception through 9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,519,324)	$(20,249,250)	$(28,883,596)
Adjustments to reconcile net loss to cash used in operating activities:
Prepaid expenses	(394)	-	(394)
Depreciation and amortization	68,435	17,794	143,875
Stock issued for services	796,905	1,954,429	7,422,039
Impairment loss and write-down of assets	-	16,306,527	16,808,527
Warrant expense	127,786	1,555,654	2,200,389
Donated capital, officers’ salaries	-	-	279,808
Loss on debt extinguishment	23,000	-	23,000
Changes in assets and liabilities:
Stock payable	146,400	-	146,400
Accrued expenses	233,860	(798)	250,293
Accounts payable	(8,768)	(7,096)	(425)
CASH FLOWS USED IN OPERATING ACTIVITIES	(132,100)	(422,740)	(1,610,084)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(5,352)	(102,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	(4,000)	(55,000)	(59,000)
Proceeds from related party advances	9,740	-	100,240
Loans due to shareholder	-	26,500	-
Proceeds from issuance of preferred shares, net	-	-	209,558
Proceeds from exercise of warrants	83,400	-	818,442
Sale of common stock, net	18,000	445,400	618,000
Proceeds from note payable	25,000	-	25,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	132,140	416,900	$1,712,240

NET CHANGE IN CASH	40	(11,192)	40
Cash, beginning of period	-	11,192	-
Cash, end of period	$ 40	$ -	$ 40

Supplemental information:
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$6,600	$6,600

Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$22,500	$0	$75,000
Liabilities assumed in merger	$0	$0	$8,922
Stock issued in acquisition	$0	$0	$16,687,627
Stock issued for wi-fi hotspots	$0	$0	$120,900
Warrants issued for patent	$485,133	$0	$485,133
Stock issued for software	$376,000	$0	$376,000
Stock issued for repayment of note payable	$25,000	$0	$25,000


DIAMOND I, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006 (unaudited)

Note 1	Basis of Presentation
These unaudited interim financial statements have been prepared by Diamond I, Inc. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at September 30, 2006, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

Note 2	Going Concern
Diamond I has incurred losses totaling $28,883,596 through September 30, 2006, and had limited working capital at September 30, 2006. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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
As consideration, Diamond I issued 6,500,000 warrants to purchase common stock exercisable at $0.35 per share and expiring March 31, 2011. The fair value of these warrants was calculated using the Black-Scholes Model and used as the value of the patent at $485,133. The model was based on assumptions including: (1) a term of five years, (2) a volatility rate of 236.74%, (3) a discount rate of 4.83% and (4) zero expected dividends.

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
Stock for Services and Bonuses
During the first nine months of 2006, Diamond I issued a total of 11,023,314 shares of common stock to third-party consultants for services, resulting in $260,866 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statements of revenues and expenses. These were measured at the then stated market value of the common shares. There were no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

During the first nine months of 2006, Diamond I issued a total of 17,400,000 shares of common stock to certain officers and directors valued at $522,000 for bonuses and 566,600 shares for salary valued at $14,038.

Stock Payable
Diamond I has committed to issue 12,200,000 shares as bonuses related to services performed through September 30, 2006. This amount is included in stock payable at September 30, 2006, and was valued at the then stated market value of the common shares of $146,400.

Note 5	Warrants
During the nine months ended September 30, 2006, 7,493,354 warrants were exercised to purchase a like number of shares for $200,000 in cash, of which amount $116,600 is presented as subscription receivable.

Diamond I granted 6,500,000 warrants at an exercise price of $.035 in exchange for a patent. $485,133 is recorded for this intangible asset.
Diamond I recognized $127,786 in warrant expense associated with warrants granted in 2005 in connection with a one-year service agreement.
The following sets forth the warrants outstanding as of September 30, 2006:
Exercise Price	Number of Shares	Remaining Life	Exercisable Number of Shares
$.875	1,000,000	March 2007	1,000,000
1.125	1,000,000	March 2007	1,000,000
.25	20,000,000	April 2009	20,000,000
.05	4,000,000	September 2008	4,000,000
.075	4,000,000	September 2008	4,000,000
.10	4,000,000	September 2008	4,000,000
1.25	4,000,000	September 2008	4,000,000
.04	3,500,000	November 2010	3,500,000
.035	6,500,000	March 2011	6,500,000
At 9/30/06	48,000,000	48,000,000
Note 6	Short-term Note Payable to Related Party
During the nine months ended September 30, 2006, Diamond I was loaned $9,740 from a related party under a verbal agreement with no stated interest rate and is due on demand. In addition, Diamond I repaid $4,000 of related party loans. Accrued interest on related party loans was $3,397 as of September 30, 2006.

Note 7	Short-term Note Payable to Third Party
During the nine months ended September 30, 2006, Diamond I was loaned $25,000 from a third party bearing interest at 10% per annum, due on February 4, 2007 and unsecured. Diamond I issued 2,000,000 shares of common stock valued at $48,000 for repayment of this loan and recognized a loss of $23,000 on debt extinguishment.

Note 8	Subsequent Events
In November 2006, Diamond I issued 7,200,000 shares of common stock valued at $86,400 for bonuses to certain officers and directors.
In November 2006, Diamond I issued 5,000,000 shares of common stock valued at $60,000 for legal services.

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

In March 2006, we acquired the rights to pending patents relating to voice-recognition, or “voice-print” security technology. Our board of directors, with the recommendation of management, determined to acquire these patent rights, due to its belief that the security provided by our “voice-print” technology, when coupled with our patent-pending finger-print security technology, would be a significant point in our favor, as we solicit venues. We will be able to assure venues (and the local government) that those who cannot game legally will not be able to do so.

We believe our acquisition of Touchdev and its proprietary software products will allow us to further enhance our WifiCasino GS products. We believe that these features will provide a competitive advantage, when we begin our full-scale WifiCasino GS as we implement our marketing strategy.

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

At such time as our Jamaica partner indicates its readiness to commence activities, our marketing in Jamaica is to be headed by our Jamaican partner.
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

Critical Accounting Policies
There were no material changes to our critical accounting policies during the period ended September 30, 2006.
Liquidity and Capital Resources
We have incurred losses from inception of $28,883,596 and we have lacked adequate capital with which to accomplish our business objectives. At September 30, 2006, we had a working capital deficit of $509,957.

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

During the first nine months of 2006, we obtained a total of $83,400 from the exercise of certain warrants, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

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

Capital Expenditures
We purchased $861,133 in patents, equipment and software, during the nine months ended September 30, 2006, by issuing shares of our common stock. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures for equipment. The amounts of these patent, equipment and software purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we intend to make no capital expenditures.

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

4.	(a)	Securities Sold. In September 2006, 1,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Equititrend Advisors, LLC.
	(c)	Consideration. Such shares of common stock were issued in payment of consulting services and were valued at $17,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

5.	(a)	Securities Sold. In November 2006, 600,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Roger Schwarz (300,000 shares) and Dean McClain (300,000 shares).
	(c)	Consideration. Such shares of common stock were issued in payment of a promissory note in the amount of $7,200.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

6.	(a)	Securities Sold. In November 2006, a total of 7,200,000 shares of our common stock were issued.
(b)
Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin (5,000,000 shares), Waddell D. Loflin (2,000,000 shares), Gregory A. Bonner (100,000 shares) and Ira R. Witkin (100,000 shares).

	(c)	Consideration. Such shares of common stock were issued as bonuses and were valued, in the aggregate, at $86,400.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

7.	(a)	Securities Sold. In November 2006, 5,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan, Attorneys at Law.
	(c)	Consideration. Such shares of common stock were issued in payment of legal services and were valued at $60,000.
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
(b) Reports on Form 8-K
During the three months ended September 30, 2006, we did not file a Current Report on Form 8-K.


SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 20, 2006	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]