Form 10KSB
period 2006-12-31
Diamond I, Inc.
filed 2007-04-17
CIK 828940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2006
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 33-19961
Diamond I, Inc.
(Name of Small Business Issuer in its Charter)
Delaware	01-0623010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
8733 Siegen Lane, Suite 309, Baton Rouge, LA 70810
(Address of Principal Executive Offices, Including Zip Code)
(225) 341-4004
(Issuer's Telephone Number, Including Area Code)
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject of such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Registrant's revenues for its most recent fiscal year were $-0-.
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of April 16, 2007, was approximately $4,400,000.
The number of shares outstanding of the issuer's common equity as of April 16, 2007, was 297,153,756 shares of common stock, par value $.001.
Documents Incorporated by Reference: Current Report on Form 8-K filed on March 14, 2007.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]


PART I
Item 1.	Description of Business
Our Recent Agreement with NewMarket Technology, Inc.
In March 2007, we entered into a securities purchase agreement (the “Purchase Agreement”) with Diamond I Technologies, Inc., our subsidiary, NewMarket Technology, Inc. and NewMarket Technology Acquisition Subsidiary, pursuant to which NewMarket Technology Acquisition Subsidiary is to purchase 2,000,000 shares of a new series of our preferred stock, to be designated “Series B”. The closing under the Purchase Agreement is to occur on or before June 7, 2007. The Purchase Agreement contains the following material provisions:

-	The Series B preferred stock to be issued to NewMarket Acquisition Subsidiary will possess voting rights that give such entity voting control of Diamond I.
-	We will receive following in consideration of the 2,000,000 shares of our Series B preferred stock:
-
a $2,000,000 promissory note bearing 8% interest per annum, with NewMarket Acquisition Subsidiary as Maker and NewMarket Technology, Inc. as Guarantor; payments continuing for a period of five years, Maker shall, on a quarterly basis, deliver to Holder equal payments of principal, plus all accrued and unpaid interest, until paid. The funds received by us pursuant to this promissory note will be distributed pro rata to our shareholders of record on the closing date of the Purchase Agreement;

-
100% of the outstanding common stock of Diamond I Technologies, Inc. is to be distributed as a dividend, pursuant to an effective registration statement filed with the SEC, to our shareholders of record on the closing date of the Purchase Agreement;

-	a $250,000 credit line, $25,200 of which has already been accessed by us;
-
a commitment for an additional $750,000 in funding (the terms of which funding commitment are to be negotiated prior to the closing under the Purchase Agreement) for our gaming subsidiary, Diamond I Technologies, Inc.;

-	a commitment for an additional $1,000,000 in funding (the terms of which funding commitment are to be negotiated prior to the closing under the Purchase Agreement) for our revived Wi-Fi division; and
-	NewMarket Technology, Inc. and David Loflin, our president, will enter into an employment agreement, the terms of which are to be negotiated prior to the closing under the Purchase Agreement.
Pursuant to the terms of our Series B preferred stock to be issued under the Purchase Agreement, the Series B preferred stock will possess voting rights that are equivalent to the vote of 60% of the then-outstanding shares of our common stock on all matters; provided, however, that, at any time payments are in arrears under the promissory note referred to above, the voting rights granted to the Series B preferred stock shall be suspended until payments under that promissory note are current.

Our Company After the NewMarket Technology Agreement
Assuming the consummation of the Purchase Agreement, our company would have the following structure:

Shareholders

NewMarket Acquisition Subsidiary (60% Voting control of Diamond I, Inc. through ownership of Series “B” Preferred Stock)	Holders of Common Stock of Diamond I, Inc. (As of the date of this Annual Report on Form 10-KSB, 297,153,756 shares outstanding)

DIAMOND I, INC.
A company focused on the development of Wifi Internet access services with a commitment for $1,000,000 in funding (the terms of which are to be negotiated prior to the closing under the Purchase Agreement)

100% Owned by Diamond I

Diamond I Technologies, Inc.
A company focused on the commercial exploitation of the WifiCasino GS, including the GS2 wireless hand-held gaming unit, and owner of all wireless gaming-related assets, including patent rights, with a $250,000 credit line and a commitment for an additional $750,000 in funding (the terms of commitment are to be negotiated prior to the closing under the Purchase Agreement)

100% Owned by Diamond I Technologies
Touchdev Limited Owner of software for online and mobile gaming

Assuming we implement fully the transactions contemplated in the Purchase Agreement, our company would have the following structure:

Shareholders	Shareholders

NewMarket Acquisition Subsidiary (60% Voting control of Diamond I, Inc. through ownership of Series “B” Preferred Stock)	Holders of Common Stock of Diamond I, Inc. (As of the date of this Annual Report on Form 10-KSB, 297,153,756 shares outstanding)	Holders of Common Stock of Diamond I Technologies, Inc. who obtained their shares as a dividend on their shares of Diamond I, Inc.

DIAMOND I, INC.
A company focused on the development of Wifi Internet access services with a commitment for $1,000,000 in funding (the terms of which funding commitment are to be negotiated prior to the closing under the Purchase Agreement)

DIAMOND I
TECHNOLOGIES, INC.
A company focused on the commercial exploitation of the WifiCasino GS, including the GS2 wireless hand-held gaming unit, and owner of all wireless gaming-related assets, including patent rights, with a $250,000 credit line and a commitment for an additional $750,000 in funding (the terms of which are to be negotiated prior to the closing under the Purchase Agreement)

100% Owned by Diamond I Technologies
Touchdev Limited (100% owned by Diamond I Technologies, Inc. and owner of software related to online gaming and mobile gaming)

Following the dividend distribution of 100% of the outstanding common stock of Diamond I Technologies, Inc., our company would no longer be involved in the gaming business. Rather, with the funds to be paid to us by NewMarket, we would be focused on the revitalization and development of our Wi-Fi Internet access services, in conjunction with NewMarket and its affiliated companies.

Our Company Now
Due to an increasing number of inquiries regarding our company’s previous Wi-Fi (wireless fidelity) Internet access business, during the fourth quarter of 2006, our management determined to reinstate this previously dormant segment of our company. Following this determination, we began discussions with NewMarket, which eventually led to our entering into the Purchase Agreement with that company. Currently, we are following a course of action consistent with the provisions of the Purchase Agreement. Primarily, we have, with funds received under NewMarket’s pre-closing obligations, begun the final stages of the development of our GS2(TM) wireless hand-held gaming unit and the WifiCasino(TM) wireless gaming system. Until the closing under the Purchase Agreement, we expect that our business activities will be focused on these activities.

It is expected that our company will not begin its full-scale efforts with respect to our Wi-Fi Internet access business, unless and until we consummate the Purchase Agreement and after our management and NewMarket’s representatives have completed development of what is to become our future business plan.

Wireless Gaming
During 2006, the development of our GS2(TM) wireless hand-held gaming unit and the WifiCasino(TM) wireless gaming system was impaired by our lack of capital. Our agreement with NewMarket has permitted us to begin the final stages of our product development activities. We expect that our product development will be greatly enhanced by our relationship with Quest Entertainment, a Houston, Texas-based provider of superior-quality, fast-playing, innovative gaming devices. We recently executed a letter of intent to sign a definitive development agreement with Quest, whereby our companies would join forces to bring our WifiCasino (and the GS2) to the gaming industry. The definitive agreement is expected to be signed in the near future.

With passage of Nevada Law AB471, which authorizes the use of mobile communication devices, such as our WifiCasino GS wireless gaming system, for gaming in public areas in Nevada casinos, we are currently pursuing the development of our hand-held wireless gaming business. During 2006 and the first quarter of 2007, we lacked adequate capital with which to complete the development of our wireless gaming products and otherwise to pursue aggressively our business plan.

What is Wi-Fi? The term “Wi-Fi” is short for “wireless fidelity” and refers to an industry standard for wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in unlicensed spectra, such as 2.4 and 5.8 Ghz.

What is WiFiCasino GS and the GS2? The WifiCasino GS is a Wi-Fi-based gaming system for on-premises use by casinos/resorts, the user-friendly wireless hand-held unit of which is known as the GS2.
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
Market Development.
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

Gaming Industry Background. For 2006, worldwide gaming revenues have been estimated to have been in excess of $126 billion. For 2006, U.S. casino-based gaming revenues are estimated to have been approximately $86 billion.

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

Gaming-Related Equipment and Software. All of the equipment used in our WiFiCasino GS systems will be off-the-shelf or modified-off-the-shelf items. Inasmuch as there are several manufacturers of the types of equipment we require, we expect no problems in obtaining needed equipment at competitive prices.

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

Gaming Industry Competition. The gaming industry is extremely competitive. We compete against many large gaming companies who have far greater resources, financial and otherwise, than do we. We cannot provide any assurance that we will be able to compete effectively, which will adversely affect our financial condition.

Gaming Regulation and Licensing.
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

Wi-Fi Internet Access
Only if we are able to consummate the Purchase Agreement with NewMarket will we be able to re-establish our Wi-Fi Internet access services business. The following information regarding these proposed Wi-Fi Internet access activities is summary in nature and we cannot assure you that the statements concerning our expectations regarding such Wi-Fi Internet access business operations will prove to be accurate. Should we consummate the Purchase Agreement with NewMarket, our Current Report on Form 8-K relating to such event would contain more specific information regarding our future Wi-Fi Internet access services business.

None of the proposed Wi-Fi Internet access activities described below will be undertaken, unless and until adequate capital is obtained, of which there is no assurance.
Expected Business Plan of NewMarket for Our Company. In its public announcements regarding the Purchase Agreement, NewMarket has stated that it intends to consolidate its own Wi-Fi-related assets into our company, as part of its plan to build a comprehensive wireless broadband offering with applications in multiple market segments. Initially, NewMarket has stated that it intends to focus on the municipal government and casino/gaming sectors.

With respect to the municipal government sector, it is expected that we will, in conjunction with certain of NewMarket’s affiliated companies, offer our Wi-Fi Internet access services over entire towns or wide large areas of large cities.

Wi-Fi Equipment and Facilities. We expect that all of the equipment that will be used in our future wireless Internet access systems will be off-the-shelf. Inasmuch as there are several manufacturers of Wi-Fi equipment, we expect no difficulties in obtaining needed equipment at competitive prices. It is unlikely that we will construct towers on which to locate the antennae necessary to our wireless Internet access systems. Instead, we expect that we will lease tower spaces, rooftop spaces or spaces on other tall structures. Based on our management’s experience, securing adequate locations to establish these antennae is not expected to impede the construction of a wireless Internet access system in any market.

Competition. We believe that the primary competitive factors determining success as an Internet access provider are: a reputation for reliability and high-quality service; effective customer support; data transmission speed; pricing; effective marketing techniques for customer acquisition; ease of use; and scope of geographic coverage. We cannot assure you that the business plan of NewMarket will be successful in addressing adequately all of these factors. Should we fail to do so, our business would likely never earn a profit.

Any future Wi-Fi Internet access business activities will face severe competition from other wireless and hard-wire broadband Internet access providers.
Research and Development
We believe that to compete favorably we must invest in research and development of our gaming products. However, due to our lack of capital, it is likely that our research and development activities will be minimal through the remainder of 2007.

Employees
We currently have two employees, both of whom are officers. We also retain the services of independent contractors and outside professionals on an as-needed basis.
Risk Factors
You should carefully consider the risks described below before you decide to buy our common stock. If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In such case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Relating to Diamond I.
It is possible that the Purchase Agreement with NewMarket may not be completed.

The Purchase Agreement requires that certain supporting agreements, including two relating to future funding, be negotiated by us and NewMarket, prior to the closing thereunder. It is possible that we could be unable successfully to negotiate these supporting agreement. In such circumstances, the proposed transactions with NewMarket would not occur.

It is possible that NewMarket may not deliver the funds to our company required by the Purchase Agreement.

NewMarket may fail to deliver the funds required of it under the terms of the Purchase Agreement and its supporting agreements. Should this circumstance arise, our company could be forced to cease operations.

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

In its opinion on our financial statements for the year ended December 31, 2006, our independent auditor, Malone & Bailey, P.C., expressed substantial doubt about our ability to continue as a going concern. This means that, when issuing its opinion relating to our December 31, 2006, financial statements, given our then-current and historical lack of capital, our independent auditor has substantial doubt that we will be able to continue as a going business concern. Please review the Independent Auditor’s Report and Note 2 to the consolidated financial statements appearing elsewhere herein.

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

If the security components of our WiFiCasino GS products are ineffective, breached and unauthorized use occurs, we may not be permitted to continue to enjoy our gaming licensing, if obtained.

It is imperative that our WiFiCasino GS system’s security components work dependably. If a failure of such security components occurs, we may not be permitted to continue to utilize our gaming licensing, if obtained. Any such circumstance would have a material and detrimental affect on our business.

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

Risks Relating to Our Common Stock.
Upon the closing under the Purchase Agreement with NewMarket, NewMarket will possess voting control relating to our management and our affairs.

By acquiring the shares of Series B preferred stock to be issued by us pursuant to the Purchase Agreement, NewMarket will possess voting control of our company and will be able to control our management and our affairs. NewMarket will be able to control requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. In addition, NewMarket’s voting control may also delay or prevent a change of control of Diamond I, Inc.

Concentration of ownership of our common stock may prevent new investors from influencing significant corporate decisions.

Our directors, entities affiliated with our directors and our executive officers beneficially own a significant percentage of our outstanding common stock. Assuming the exercise of all outstanding warrants, these persons and entities will own approximately 15.46% of our then-outstanding common stock. Until NewMarket purchases the shares of Series B preferred stock under the Purchase Agreement, these shareholders, as a group, may be able to control our management and our affairs. Acting together, it is likely that they could control most matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. The concentration of ownership may also delay or prevent a change of control of Diamond I, Inc. at a premium price, if these shareholders oppose it. See “Item 11. Security Ownership of Certain Beneficial Owners and Management” for details regarding our stock ownership and how beneficial ownership is calculated.

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
Facilities
Our president, David Loflin, provides the office space needed for our company at no charge. At such time as we obtain sufficient capital, we will relocate our corporate operations to a larger facility.

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
During 2006, we did not submit any matters to our shareholders.

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

Quarter Ended	High Bid *	Low Bid *
March 31, 2004	$1.125	$.525
June 30, 2004	$.85	$.2125
September 30, 2004	$.375	$.06
December 31, 2004	$.18	$.06
March 31, 2005	$.37	$.08
June 30, 2005	$.11	$.04
September 30, 2005	$.08	$.02
December 31, 2005	$.05	$.02
March 31, 2006	$.14	$.02
June 30, 2006	$.08	$.021
September 30, 2006	$.038	$.017
December 31, 2006	$.028	$.007
March 31, 2007	$.036	$.009
*	The foregoing prices have been adjusted to reflect a four-for-one forward split of our common stock occurring in September 2004.
These prices represent quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.
You should note that our common stock, like many technology-related stocks, is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders
On April 16, 2007, the number of record holders of our common stock, excluding nominees and brokers, was 187 holding 297,153,756 shares.
Dividends
We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into the company for the foreseeable future.
Pursuant to the terms of the Purchase Agreement with NewMarket, shareholders of record as of the closing date thereunder, expected to be on our about June 1, 2007, will be entitled to receive a pro rata dividend distribution of 100% of the stock of our subsidiary, Diamond I Technologies, Inc., the subsidiary in which all of our wireless gaming business is located. This dividend distribution will not occur until such time as Diamond I Technologies, Inc. has an effective registration statement relating thereto filed with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	(1)	(2)	23,360,000(3)
Individual Compensation Arrangements	-0-	-0-	-0-
(1)	The precise number of shares to be issued upon exercise of outstanding options cannot be determined, as the exercise price of such options is based on future market prices.
(2)	The precise weighted average exercise price of outstanding options cannot be determined, as the exercise price of such options is based on future market prices.
(3)	This figure represents the number of shares of our common stock, as of April 16, 2007, remaining available for issuance under our Second Amended and Restated 2004 Stock Ownership Plan.
Recent Issuances of Unregistered Securities
During the three months ended December 31, 2006, we issued the following unregistered securities:
1.	(a)	Securities Sold. In July 2006, a total of 6,200,000 shares of our common stock were issued.
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
FORWARD-LOOKING STATEMENTS
This report by Diamond I, Inc. contains forward-looking statements. These are statements regarding financial and operating performance and results and other statements that are not historical facts. The words "expect", "project", "estimate", "believe", "anticipate", "intend", "plan", "forecast" and similar expressions are intended to identify forward-looking statements. Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements. Some, but not all, of the important risks that could cause actual results to differ materially from those suggested by the forward-looking statements include, among other things:

-	Whether NewMarket delivers the funds called for under the Purchase Agreement;
-	Events that deprive us of the services of our president and largest shareholder, David Loflin;
-	Whether or not we can successfully establish a market for our wireless gaming products;
-	Whether we are able to obtain adequate capital with which to pursue our full business plan; and
-	Other uncertainties, all of which are difficult to predict and many of which are beyond our control.
We do not intend to update forward-looking statements.
Business Development
Entering into the Purchase Agreement with NewMarket Technology has the potential to change significantly our future business operations. Until the closing under the Purchase Agreement, we will continue vigorously to pursue the development and, if opportunities are available, marketing of our WifiCasino wireless gaming system. As soon as is practicable following the closing under the Purchase Agreement, we will divest ourselves of the gaming business, by distributing all of the common stock of Diamond I Technologies, Inc. (“DiTech”) to our shareholders, as part of our agreement with NewMarket.

Wireless Gaming.
We have not generated any revenues from this line of business since acquiring DiTech.
The development of our business has been significantly impaired by our lack of adequate capital. However, our agreement with NewMarket has permitted us to begin the final stages of our product development activities. We expect that our product development will be greatly enhanced by our relationship with Quest Entertainment, a Houston, Texas-based provider of superior-quality, fast-playing, innovative gaming devices. We recently executed a letter of intent to sign a definitive development agreement with Quest, whereby our companies would join forces to bring our WifiCasino (and the GS2) to the gaming industry. The definitive agreement is expected to be signed in the near future.

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

-	signed a letter of intent with Quest Entertainment (as described above);
-	pursued numerous potential opportunities to install and operate one of our WifiCasino GS systems on a cruise ship;
-	pursued numerous potential opportunities with the owners of certain horse racing facilities, with respect to our installing and operating one of our WifiCasino GS systems on such a facility; and
-
acquired Touchdev Limited, a developer of an array of internally-derived and copyrighted gaming software products, with wireless PDA and cellular-phone-based capabilities. Touchdev has created 12 different games, including Texas Hold’em Poker.

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

Wi-Fi Internet Access.
Only if we are able to consummate the Purchase Agreement with NewMarket will we be able to re-establish our Wi-Fi Internet access services business. The following information regarding these proposed Wi-Fi Internet access activities is summary in nature and we cannot assure you that the statements concerning our expectations regarding such Wi-Fi Internet access business operations will prove to be accurate. Should we consummate the Purchase Agreement with NewMarket, our Current Report on Form 8-K relating to such event would contain more specific information regarding our future Wi-Fi Internet access services business.

In its public announcements regarding the Purchase Agreement, NewMarket has stated that it intends to consolidate its own Wi-Fi-related assets into our company, as part of its plan to build a comprehensive wireless broadband offering with applications in multiple market segments. NewMarket has stated that it intends, initially, to focus on the municipal government and casino/gaming sectors.

With respect to the municipal government sector, it is expected that we will, in conjunction with certain of NewMarket’s affiliated companies, offer our Wi-Fi Internet access services over entire towns or wide large areas of large cities. To provide this type of broad coverage, it will be necessary to deploy a large number of integrated antennae that effectively “blankets” the targeted coverage area with radio frequencies. We will be dependent on the funding expected to be obtained from NewMarket pursuant to the Purchase Agreement. Without such funding, it is likely that we will be unable to implement these plans.

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

Stock-Based Compensation. We account for stock-based compensation based on the provisions of Statement of Financial Accounting Standards No. 123. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (FAS-123R). This statement replaces FAS-123, Accounting for Stock-Based Compensation, supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FAS-95, Statement of Cash Flows. FAS-123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of FAS-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. FAS-123R was effective for us on January 1, 2006.

Results of Operations
During 2006, we had no revenues from operations and we do not expect to generate any revenues from our operations for the remainder of 2007, unless the Wi-Fi Internet access marketing plan of NewMarket is successful. We cannot assure you that NewMarket’s business plan will be successful.

Liquidity and Capital Resources
We have incurred losses from inception of $29,066,327 and we have lacked adequate capital with which to accomplish our business objectives. At December 31, 2006, we had a working capital deficit of $462,191.

Our agreement with NewMarket requires NewMarket to provide the following sources of funding, provided closing occurs:
-	a $250,000 credit line, $25,200 of which has been accessed and $25,200 of which is to be available in each of April and May, 2007;
-	a commitment for an additional $750,000 in funding (the terms of which funding commitment are to be negotiated prior to the closing under the Purchase Agreement) for DiTech; and
-	a commitment for an additional $1,000,000 in funding (the terms of which funding commitment are to be negotiated prior to the closing under the Purchase Agreement) for our revived Wi-Fi division.
In addition, the funds received by us pursuant to a $2,000,000 promissory note will be distributed pro rata to our shareholders of record on the closing date of the Purchase Agreement. This promissory note is to bear 8% interest per annum, with payments of principal and interest continuing for a period of five years on a quarterly basis, until paid.

With these funds, assuming their receipt, there are no assurances that we will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing to sustain our business. Further, we cannot assure you that additional financing will be available or, if available, that any such financing will be on terms acceptable to us. If we do not obtain adequate financing, we may not be able to continue our operations or execute our business plan.

During 2006, we obtained a total of $96,400 from the exercise of certain warrants, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

Our Capital Needs. Our current level of operations can be maintained for the next twelve months. We anticipate our capital needs will be met through the exercise of options and issuance of shares for services. However, to begin the aggressive pursuit of our wireless gaming business objectives, we will require approximately $2 million.

Capital Expenditures
We purchased $861,133 in patents, equipment and software, during the year ended December 31, 2006, by issuing shares of our common stock and warrants to purchase our common stock. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures for equipment. The amounts of these patent, equipment and software purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we intend to make no capital expenditures.

Item 7.	Financial Statements
The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
During 2006, we did not change our independent auditor. On April 29, 2005, we dismissed Lopez, Blevins, Bork & Associates, LLP as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On April 29, 2005, we engaged Malone & Bailey, P.C. as our new independent auditor, to audit our financial statements for the year ended December 31, 2005, and succeeding years. The decision to change auditors was approved by the audit committee of our board of directors, as well as our board of directors.

Item 8A.	Controls and Procedures
As of December 31, 2006, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2006. Our evaluation identified deficiencies related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. These deficiencies are due to the limited resources currently available to the Company. Management is making efforts to utilize its resources more effectively to eliminate these deficiencies until the Company is able to obtain sufficient funds for business development, including improvements in internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2006.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors and Officers
The following table sets forth the officers and directors of Diamond I, Inc.
Name	Age	Position(s)
David Loflin	49	President, Acting Chief Financial Officer and Director
Waddell D. Loflin	56	Executive Vice President, Secretary and Director
Gregory A. Bonner	49	Director
Ira R. Witkin	47	Director
David Loflin and Waddell D. Loflin are brothers.
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

GREGORY A. BONNER has, since 2004, been engaged in private entrepreneurial endeavors. For over 20 years prior to that time, Mr. Bonner served Albemarle Corporation, a large chemicals company, in several capacities, including business development manager, product/marketing manager and customer service specialist. Mr. Bonner is a graduate of Georgia Institute of Technology in Atlanta, with a BS degree in Chemistry.

IRA R. WITKIN is currently a program director at IBM. In that capacity, Mr. Witkin has responsibility for over 200 developers and marketing professionals worldwide. During his 25 year career, Mr. Witkin has held numerous positions with a focus on information technology as it relates to the travel and transportation, computer servicing, financial, manufacturing and communications industries. Mr. Witkin is a graduate of Rensselaer Polytechnic Institute in Troy, New York, with a BS degree in Computer Science and minors in management and marketing.

Board of Directors
Our full board did not meet during 2006; however, it took action by unanimous written consent in lieu of a meeting on three occasions.
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
During 2006, the Executive Committee did not meet; however, it took action by unanimous written consent in lieu of a meeting on 12 occasions.
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
During 2006, the Audit Committee did not meet.
Compensation of Directors
We do not pay any of our directors for their services as directors. It is possible that our management could begin to pay our directors for meetings attended, grant a small number of stock options or issue shares of our common stock for their services. However, no specific determination in this regard has been made.

In November 2003, two of our directors, Gregory A. Bonner and Ira R. Witkin, were each issued 10,000 shares of our common stock each, in payment of future services as directors. There shares were valued, for financial reporting purposes, at $3.85 per share, or $77,000, in the aggregate.

In June 2004, each of Messrs. Bonner and Witkin, were issued 200,000 shares of our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.4375 per share, or $150,000, in the aggregate. In October 2004, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.08 per share, or $32,000, in the aggregate.

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

In January 2006, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.03 per share, or $6,000, in the aggregate. In July 2006, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.03 per share, or $6,000, in the aggregate. In November 2006, each of Messrs. Bonner and Witkin, were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.012 per share, or $2,400, in the aggregate.

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

Annual Compensation	Long-Term Compensation
Name, Principal Position	Fiscal Year	Salary $	Bonus $	Other $	Securities Underlying Options	All Other Compen- sation
David Loflin	2006	$180,000(1)	$300,000(2)	-0-	-0-	-0-
President & CEO, Acting Chief Financial Officer	2005	$180,000(3)	$513,500(4)	-0-	-0-	-0-
2004	$180,000(5)	$228,572(6)	-0-	-0-	-0-
Waddell D. Loflin	2006	$120,000(7)	$99,000(8)	-0-	-0-	-0-
Executive Vice President, Secretary	2005	$120,000(9)	$181,000(10)	-0-	-0-	-0-
2004	$120,000(11)	$142,857(12)	-0-	-0-	-0-
(1)	Mr. David Loflin was paid $20,546 in salary. $159,454 of his salary was not paid. This amount has been accrued.
(2)
Mr. David Loflin's bonus amount was paid by the issuance of a total of 13,000,000 shares of our common stock. 8,000,000 of such shares were valued at $.03 per share; and 5,000,000 of such shares were valued at $.012 per share. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

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

(5)
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

(7)	Mr. Waddell Loflin was paid $14,032 in salary. $105,968 of his salary was not paid. This amount has been accrued.
(8)
Mr. Waddell Loflin's bonus amount was paid by the issuance of a total of 4,500,000 shares of our common stock. 2,500,000 of such shares were valued at $.03 per share; and 2,000,000 of such shares were valued at $.012 per share. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

(9)
Mr. Waddell Loflin was paid $55,576 in salary. $64,424 of his salary was not paid and Mr. Loflin has waived payment of the unpaid salary. The unpaid salary amount was accounted for as contributed capital.

(10)
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

(11)
Mr. Waddell Loflin was paid $79,231 in salary. $40,769 of his salary was not paid and Mr. Loflin has waived payment of the unpaid salary. The unpaid salary amount was accounted for as contributed capital.

(12)
Mr. Waddell Loflin's bonus amount was paid by the issuance of 1,785,714 shares of our common stock, which shares were valued at $.08 per share, the closing price of our common stock, as reported by the OTC Bulletin Board, on the date of issuance.

Employment Contracts and Termination of Employment and Change-in-Control Agreements
David Loflin Employment Agreement. David Loflin has entered into an employment agreement to serve as our president for three years, ending in September 2009. Mr. Loflin’s annual salary is $180,000. In 2006, Mr. Loflin received $20,546 of his salary. In 2005, Mr. Loflin received $65,385 of his salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement. Waddell D. Loflin has entered into an employment agreement to serve as our executive president for three years, ending in September 2009. Mr. Loflin’s annual salary is $120,000. In 2006, Mr. Loflin received $14,032 of his salary. In 2005, Mr. Loflin received $55,756 of his salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

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
Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof. All percentages in this table are based on a total of 316,653,756 shares of common stock outstanding as of the date hereof, which amount includes a total of 19,500,000 shares underlying currently outstanding and exercisable warrants. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Diamond I, Inc., 8733 Siegen Lane, Suite 309, Baton Rouge, Louisiana 70810.

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent(1)
David Loflin	37,027,142	11.69%
Waddell D. Loflin	9,735,714	3.07%
Gregory A. Bonner(2)	1,090,000	*
Ira R. Witkin(3)	1,090,000	*
All executive officers and directors as a group (4 persons)	48,942,856	15.46%
Jason Davis	17,922,757	5.66%
Newlan & Newlan(4)	23,561,472	7.44%
Heyer Capital Fund(5)(15)	6,000,000(6)	1.89%
1008212 Alberta Ltd.(7)(15)	6,000,000(8)	1.89%
Douglasdale Capital Ltd.(9)(15)	6,000,000(10)	1.89%
Douglasbank Capital Ltd.(11)(15)	6,000,000(12)	1.89%
Shelter Capital Ltd.(13)	4,000,000(14)	1.25%
*	Less than 1%
(1)	Based on 316,653,756 shares outstanding, including a total of 19,500,00 shares underlying currently outstanding and exercisable warrants.
(2)	Mr. Bonner’s address is 5223 Hagerstown Avenue, Baton Rouge, Louisiana 70817.
(3)	Mr. Witkin’s address is 980 Crepe Myrtle Lane, Copper Canyon, Texas 76226.
(4)
Newlan & Newlan’s address is 2652 F.M. 407, Suite 230, Bartonville, Texas 76226. L. A. Newlan, Jr. and Eric Newlan are the partners in the law firm of Newlan & Newlan, our legal counsel, and own, directly and directly, a total number of shares shown.

(5)	Heyer Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow is the owner of this entity and possesses voting and investment control of the shares owned by it.
(6)	5,000,000 of these shares have been issued; 1,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(7)
1008212 Alberta’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Joanne Rochow is the owner of this entity and possesses voting and investment control of the shares owned by it.

(8)	5,000,000 of these shares have been issued; 1,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(9)
Douglasdale Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the shares owned by this entity.

(10)	5,000,000 of these shares have been issued; 1,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(11)
Douglasbank Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the shares owned by this entity.

(12)	5,000,000 of these shares have been issued; 1,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(13)
Shelter Capital’s address is P.O. Box 64, Providenciales, Turks and Caicos Islands. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the securities owned by this entity.

(14)	None of these shares has been issued, but underlie currently exercisable warrants.
(15)
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
Purchase Agreement with NewMarket Technologies, Inc. - Change in Control
Upon the closing under the Purchase Agreement, our company will experience a change in control. At such time, the principals of NewMarket Technologies, Inc. will be able to control our management and our affairs.

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

2006 Stock Bonuses
During 2006, Mr. David Loflin was issued a total of 13,000,000 shares our common stock, for retention bonuses for his serving as our president for 2006. Mr. Waddell Loflin was issued a total of 4,500,000 shares our common stock, for retention bonuses for his serving as our executive vice president for 2006. Also, two of our directors, Gregory A. Bonner and Ira R. Witkin, were each issued 300,000 shares our common stock, in payment of their services for 2006 as directors. 10,900,000 of these shares were valued, for financial reporting purposes, at $.03 per share, or $327,000, in the aggregate. 7,200,000 of these shares were valued, for financial reporting purposes, at $.012 per share, or $86,400, in the aggregate.

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
2003 Securities Sales
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

Employment Agreements
David Loflin Employment Agreement. David Loflin has entered into an employment agreement to serve as our president for three years, ending in September 2009. Mr. Loflin’s annual salary is $180,000. In 2006, Mr. Loflin received $20,546 of his salary. In 2005, Mr. Loflin received $65,385 of his salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement. Waddell D. Loflin has entered into an employment agreement to serve as our executive president for three years, ending in September 2009. Mr. Loflin’s annual salary is $120,000. In 2006, Mr. Loflin received $14,032 of his salary. In 2005, Mr. Loflin received $55,756 of his salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

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

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of Diamond I, Inc.
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheet as of December 31, 2006
-	Consolidated Statements of Revenues and Expenses for the Years Ended December 31, 2006 and 2005, and the Period from June 17, 2003 (Inception), Through December 31, 2006
-	Consolidated Statements of Stockholders' Equity for the Period from June 17, 2003 (Inception), Through December 31, 2006
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006 and 2005, and the Period from June 17, 2003 (Inception) Through December 31, 2006
-	Notes to Consolidated Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
21.1 *	Subsidiaries of Registrant.
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
(b) Reports on Form 8-K
During the three months ended December 31, 2006, we did not file a Current Report on Form 8-K.
Since December 31, 2006, we have filed one Current Report on Form 8-K, as follows:
-	Date of event: March 9, 2006, wherein we reported our entry into a material agreement.

Item 14.	Principal Accountant Fees and Services
The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2006 and 2005, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2006	Year Ended December 31, 2005
Audit fees	$31,891	$30,000
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$5,970

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
David Loflin President
Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates included:

/s/ DAVID LOFLIN		April 17, 2007
David Loflin	President (principal executive officer), Acting Chief Accounting Officer (principal financial officer) and Director

/s/ WADDELL D. LOFLIN		April 17, 2007
Waddell D. Loflin	Vice President, Secretary and Director

/s/ GREGORY A. BONNER		April 17, 2007
Gregory A. Bonner	Director

April __, 2007
Ira R. Witkin	Director

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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Diamond I, Inc.
(A Development Stage Company)
Baton Rouge, LA

We have audited the accompanying consolidated balance sheet of Diamond I, Inc. as of December 31, 2006 and the related consolidated statements of revenues and expenses, shareholders’ equity, and cash flows for the two years then ended and for the period from June 17, 2003 (Inception) through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond I, Inc. and the results of its operations and cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Diamond I, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Diamond I, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, P.C.
Malone & Bailey, P.C.
www.malone-bailey.com
Houston, Texas
April 16, 2007


DIAMOND I, INC.
(a development stage company)

CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current assets:
Cash	$ 35
Total Current Assets	35
Equipment, net of accumulated depreciation of $92,870	49,245
Intangible assets, net of accumulated amortization of $94,479	766,654
Total Assets	$775,934
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,500
Accrued expenses	336,586
Short-term note payable - related party	41,640
Dividend payable on preferred stock	82,500
Total current liabilities	462,226
Commitments
Stockholders’ equity:
Series A Convertible Preferred Stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 700,000,000 shares authorized, 288,513,756 shares issued and outstanding	288,514
Subscription receivable	(128,000)
Additional paid-in capital	29,219,021
Deficit accumulated during the development stage	(29,066,327)
Total Stockholders' Equity	313,708
Total Liabilities and Stockholders’ Equity	$775,934
The accompanying notes are an integral part of these consolidated financial statements.


DIAMOND I, INC.
(a development stage company)

STATEMENTS OF REVENUES AND EXPENSES
For the Years Ended December 31, 2006 and 2005, and the Period from June 17, 2003 (Inception), Through December 31, 2006
Year Ended December 31,
2006	2005	Inception through 12/31/2006
Revenues	$ -	$2,690	$10,784
Internet access costs	-	(6,786)	(32,850)
Gross profit (loss)	-	(4,096)	(22,066)
OPERATING EXPENSES
Professional and consulting fees	476,620	1,677,980	3,762,088
Compensation expense	1,050,186	3,439,428	4,875,576
Depreciation	111,910	22,932	187,350
Impairment loss	-	16,306,527	16,808,527
General and administrative	36,105	121,656	3,384,628
Total Operating Expenses	1,674,821	21,568,523	29,018,169
LOSS FROM OPERATIONS	(1,674,821)	(21,572,619)	(29,040,235)
OTHER INCOME (EXPENSE)	(27,234)	45	(26,092)
NET LOSS	$(1,702,555)	$(21,572,574)	$(29,066,327)
Deemed Dividend on Preferred Stock	-	-	(165,442)
Cumulative Preferred Dividends	(30,000)	(52,500)	(82,500)
Net Loss Charged to Common Shareholders	$(1,732,055)	$(21,625,074)	$(29,314,269)
Net loss applicable to common shareholders
Basic and diluted	$(0.01)	$(0.10)
Weighted average number of shares outstanding
Basic and diluted	254,459,362	218,970,514

The accompanying notes are an integral part of these consolidated financial statements.


DIAMOND I, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from June 17, 2003 (Inception), Through December 31, 2006

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Issuance of common stock to founders	-	$ -	44,000,000	$44,000	$(43,000)	$ -	$ -	$1,000
Stock issued in reverse acquisition	-	-	4,476,816	4,477	(3,358)	-	-	1,119
Stock issued for services	-	-	12,610,000	12,610	2,012,216	-	-	2,024,826
Stock issued for cash and warrants, net of cost	-	-	20,000,000	20,000	430,000	-	-	450,000
Net loss	-	-	-	-	-	-	(2,409,433)	(2,409,433)
Balance, December 31, 2003	-	-	81,086,816	81,087	2,395,858	-	(2,409,433)	67,512
Preferred stock issued for cash and warrants	500,000	500	-	-	499,500	-	-	500,000
Stock issued in acquisition	-	-	824,000	824	380,276	-	-	381,100
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Stock issued for wi-fi hotspots	-	-	208,000	208	120,692	-	-	120,900
Stock issued for cash on option exercise	-	-	1,640,435	1,640	148,360	-	-	150,000
Stock issued for salary	-	-	338,826	339	41,661	-	-	42,000
Stock issued for services	-	-	6,480,465	6,481	1,494,637	-	-	1,506,118
Stock issued as bonuses	-	-	5,522,856	5,523	577,905	-	-	583,428
Beneficial conversion feature embedded in preferred stock and warrants	-	-	-	-	165,442	-	-	165,442
Deemed dividend on preferred stock	-	-	-	-	(165,442)	-	-	(165,442)
Net loss	-	-	-	-	-	-	(3,382,265)	(3,382,265)
Balance, December 31, 2004	500,000	500	96,101,398	96,102	5,663,889	-	(5,791,698)	(31,207)
Stock issued in acquisition	-	-	77,650,129	77,650	16,228,877	-	-	16,306,527
Stock issued for cash on warrant exercise	-	-	11,079,984	11,080	509,320	(24,400)	-	496,000
Stock issued for salary	-	-	3,153,107	3,153	256,260	-	-	259,413
Shareholder receivable	-	-	2,560,956	2,561	48,839	-	-	51,400
Stock issued for services	-	-	20,085,870	20,086	1,167,911	-	-	1,187,997
Stock issued for purchase option	-	-	1,300,000	1,300	49,200	-	-	50,500
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Stock issued as bonuses	-	-	15,350,000	15,350	866,100	-	-	881,450
Warrant expense	-	-	-	-	2,072,603	-	-	2,072,603
Stock issued for waiver	-	-	1,000,000	1,000	37,000	-	-	38,000
Donated capital, officers’ salaries	-	-	-	279,808	-	-	279,808
Cumulative dividend on preferred stock	-	-	-	-	(52,500)	-	-	(52,500)
Net loss	-	-	-	-	-	-	(21,572,574)	(21,572,574)
Balance, December 31, 2005	500,000	500	225,720,488	225,721	27,078,468	(24,400)	(27,364,272)	(83,983)
Stock issued as bonuses:
January 2006	-	-	4,700,000	4,700	136,300	-	-	141,000
July 2006	-	-	6,200,000	6,200	179,800	-	-	186,000
November 2006	-	-	7,200,000	7,200	79,200	-	-	86,400
Stock issued for services:
January 2006	-	-	3,000,000	3,000	87,000	-	-	90,000
February 2006	-	-	1,107,142	1,107	26,712	-	-	27,819
March 2006	-	-	400,000	400	9,240	-	-	9,640
April 2006	-	-	739,982	740	31,686	-	-	32,426
May 2006	-	-	166,600	167	4,231	-	-	4,398
June 2006	-	-	200,000	200	9,560	-	-	9,760
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
July 2006	-	-	400,000	400	10,800	-	-	11,200
August 2006	-	-	6,976,190	6,976	185,786	-	-	192,762
September 2006	-	-	5,100,000	5,100	86,800	-	-	91,900
October 2006	-	-	500,000	500	8,120	-	-	8,620
November 2006	-	-	7,410,000	7,410	79,092	-	-	86,502
Stock issued for exercise of warrants	-	-	7,493,354	7,493	192,507	(200,000)	-	-
Cash received for subscription receivable	-	-	-	-	-	96,400	-	96,400
Issuance of warrants for patents	-	-	-	-	485,133	-	-	485,133
Warrants issued for services	-	-	-	-	127,786	-	-	127,786
Stock issued for cash	-	-	1,200,000	1,200	16,800	-	-	18,000
Stock issued for software	-	-	8,000,000	8,000	368,000	-	-	376,000
Stock issued for loan payment	-	-	2,000,000	2,000	46,000	-	-	48,000
Dividend payable on preferred stock	-	-	-	-	(30,000)	-	-	(30,000)
Net loss	-	-	-	-	-	-	(1,702,055)	(1,702,055)
Balance, December 31, 2006	500,000	$500	288,513,756	$288,514	$29,219,021	$(128,000)	$(29,066,327)	$313,708

The accompanying notes are an integral part of these consolidated financial statements.


DIAMOND I, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2006 and 2005, and the Period from June 17, 2003 (Inception), Through December 31, 2006

Year Ended December 31,
2006	2005	Inception through 12/31/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,702,055)	$(21,572,574)	$(29,066,327)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	111,910	22,932	187,350
Stock issued for services and bonuses	978,426	2,417,360	7,554,278
Impairment loss and write-down of assets	-	16,306,527	16,808,527
Warrant expense	127,786	2,072,603	2,200,389
Donated capital, officers’ salaries	-	279,808	279,808
Loss on debt extinguishment	23,000	-	23,000
Changes in assets and liabilities:
Accrued expenses	326,381	(885)	336,586
Accounts payable	(10,954)	(7,611)	(1,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(145,505)	(481,840)	(1,674,889)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(5,352)	(102,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	(4,000)	(55,000)	(59,000)
Proceeds from related party advances	10,140	35,000	100,640
Sale of preferred stock with warrants	-	-	500,000
Proceeds from exercise of warrants	96,400	496,000	742,400
Proceeds from short term debt	25,000	-	25,000
Sale of common stock, net	18,000	-	468,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	145,540	476,000	$1,777,040

NET INCREASE (DECREASE) IN CASH	35	(11,192)	35
Cash, beginning of period	-	11,192	-
Cash, end of period	$35	$ -	$35

Supplemental information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$30,000	$52,500	$82,500
Stock issued in acquisition	$-	$16,306,527	$16,687,627
Stock issued for wi-fi hotspots	$-	$-	$120,900
Warrants issued for patent	$485,133	$-	$485,133
Stock issued for software	$376,000	$-	$376,000
Stock issued for payment of note payable	$25,000	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.


DIAMOND I, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation
Nature of Company
On June 20, 2003, Diamond I, Inc. (“Diamond I”), formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation, formerly Covenant Financial Corporation ("Covenant"), a U.S. public company, issued 11,000,000 shares of common stock for 100% of the outstanding common stock of Air-Q Corp, a privately held corporation (“Air-Q”). After the merger, the stockholders of Air-Q owned approximately 95% of the outstanding common stock of Covenant and Covenant changed its corporate name.

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

On May 24, 2004, Diamond I acquired all of the outstanding common stock of AirRover Networks, Inc., a privately-held Maryland corporation (“AirRover Networks”). At the time of acquisition, AirRover Networks was operating Wi-Fi hotspots in three states.

On January 18, 2005, Diamond I acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a privately-held Nevada corporation (“DITech”). At the time of acquisition, DiTech was a development-stage company that had developed a hand-held Wi-Fi-based gaming system designed for use in casinos.

Hereinafter, all references to Diamond I include the operations and financial condition of Air-Q for the period from inception, June 17, 2003, through December 31, 2003, and for the year ended December 31, 2004, the operations of AirRover Networks from the date of acquisition through December 31, 2006, and the operations of DiTech from the date of acquisition through December 31, 2006.

Consolidation
As of December 31, 2006, Diamond I had two wholly owned subsidiaries, Diamond I Technologies, Inc. (formerly Air-Q Corp.), AirRover Networks, Inc. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

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

Equipment
Equipment consists of computer equipment stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of three years. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses of $16,808,527 have been recognized since inception.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2005 and 2006, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of securities that were excluded because the effect was anti-dilutive were 19,500,000.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.
Stock Based Compensation
Prior to December 31, 2005, Diamond I accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective December 15, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The Company had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006.

In September 2006, the FASB issued FASB Statement 157 “Fair Value Measurements” (“SFAS No. 157”) which defines and measures fair value and expands disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its consolidated financial position.
Note 2	Going Concern
Diamond I has incurred losses totaling $29,066,327 through December 31, 2006, and has a working capital deficit of $462,191. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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
Diamond I Technologies, Inc.
In January 2005, Diamond I issued 77,650,129 shares of its common stock in connection with the acquisition of Diamond I Technologies, Inc., a privately-held Nevada corporation (DiTech).
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

Touchdev Limited
In May 2006, Diamond I acquired all of the capital stock of Touchdev Limited for 8,000,000 shares of Diamond I common stock. Diamond I analyzed the accounting treatment of this transaction under SFAS 141, “Business Combinations and EITF 98-3, “Determining Whether Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”. This transaction was accounted for as an asset purchase and not a business combination based on Touchdev Limited’s never having engaged in active business operations. The only material asset held by Touchdev Limited at the date of the agreement was proprietary software and the copyrights, documentation and internet domains related to this software. The software was recorded at $376,000, which was estimated to be equal to the fair value of the stock issued to the original shareholders of Touchdev Limited based on the market price at the date of the agreement and will be amortized over 3 years.

Note 4	Intangible Assets and Software
In March 2006, Diamond I purchased pending patent rights from Larson Tech Ventures, LLC and Larry Shultz related to:
1.	Methods and apparatus for pari-mutuel, sports book and electronic casino gaming using speech recognition and concomitant video.
2.	Biometrically-secured portable wireless entertainment, shopping and gaming system.
As consideration, Diamond I issued 6,500,000 warrants to purchase common stock exercisable at $0.35 per share and expiring March 31, 2011. The fair value of these warrants was calculated using the Black-Scholes Model and used as the value of the patent at $485,133. The model was based on a term of five years, a volatility rate of 236.74% and a discount rate of 4.83% and expected dividends of zero.

Note 5	Notes Payable
During the third quarter of 2006, Diamond I was loaned $25,000 from a third party bearing interest at 10% per annum, due on February 4, 2007, and unsecured. Diamond I issued 2,000,000 shares of common stock valued at $48,000 for repayment of this loan in August 2006 and recognized a loss of $23,000 on debt extinguishment.

Diamond I was advanced various amounts throughout the year from its CEO, David Loflin bearing interest at 8% and due on demand. The amount due as of December 31, 2006 was $41,640. Interest of $4,234 was accrued related to these advances.

Note 6	Income Taxes
Diamond I follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) cumulative net operating loss carryforwards of approximately $3,600,000. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized. The deferred tax asset related to the net loss carryforward in the amount of $1,208,900 has been fully reserved. The net loss carryforwards expire between 2023 and 2026.

Note 7	Capital Stock
Amended and Restated Certificate of Incorporation
In January 2005, Diamond I amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700,000,000.
Series A Preferred Stock
In March 2004, Diamond I issued 500,000 shares of a newly created Series A convertible preferred stock and warrants for cash proceeds of $500,000. The shares of Series A preferred stock are convertible at any time into 100,000 shares of Diamond I common stock. The shares of common stock underlying the Series A preferred stock and the warrants possesses certain demand registration rights. In addition, the Series A preferred stock bears a cash dividend at the rate of 6% per annum, with cumulative rights. At December 31, 2005 and 2006, Diamond I recorded a dividend payable of $30,000 and $52,500, respectively, in connection with its shares of Series A preferred stock.

Each holder of outstanding shares of Series A preferred stock is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by such holder are then convertible at each meeting of shareholders with respect to any and all matters presented to the shareholders for their action or consideration.

Stock for Cash
During 2006, Diamond I issued 1,200,000 shares for $18,000.
Stock for Services and Bonuses
During 2005, Diamond I issued 23,238,977 shares of common stock to third-party consultants for services valued at $1,447,410.
During 2006, Diamond I issued 25,999,914 shares of common stock to third-party consultants for services valued at $564,827.
During 2005, Diamond I issued 15,350,000 shares of common stock as bonuses to its officers and directors valued at $881,450.
During 2006, Diamond I issued 18,100,000 shares of common stock as bonuses to its officers and directors valued at $413,400.
Other Issuances
During 2005, Diamond I issued 1,300,000 shares valued at $50,500 for an option to purchase the assets of Touchdev Limited.
During 2005, Diamond I issued 1,000,000 shares valued at $38,000 for a waiver of the deadline to purchase the assets of Touchdev Limited.
Note 8	Warrants
During 2006, Diamond I granted 6,500,000 warrants at an exercise price of $.035 per share in exchange for a patent. $485,133 is recorded for this intangible asset.
The following sets forth the warrants outstanding as of December 31, 2006.
Exercise Price	Number of Shares	Remaining Life	Exercisable Number of Shares
$3.50	250,000	March 2007	250,000
4.50	250,000	March 2007	250,000
1.00	5,000,000	April 2009	50,000,000
0.20	1,000,000	September 2008	1,000,000
0.30	1,000,000	September 2008	1,000,000
0.40	1,000,000	September 2008	1,000,000
0.50	1,000,000	September 2008	1,000,000
0.04	3,500,000	November 2010	3,500,000
.035	6,500,000	March 2011	6,500,000
At 12/31/06	19,500,000	19,500,000
During 2006 and 2005, Diamond I entered into various consulting agreements whereby third parties were granted warrants to purchase common stock. The value of these warrants was estimated using the Black-Scholes method of approximating fair value using an exercise price of $0.034, term of one year, volatility of 196%, discount rate of 3.89% and no expected dividends. Warrant expense of $127,786 and $2,072,603 is recorded in 2006 and 2005, respectively. During 2006, 7,493,354 warrants were exercised for cash of $200,000. During 2005, 11,079,984 warrants were exercised for cash of $496,000. A subscription receivable of $128,000 and $24,400 as of December 31, 2006 and 2005, related to these warrants.

Note 9	Commitments
Employment Agreements
Diamond I has entered into employment agreements with each of its officers, with terms of three years and salaries ranging from $100,000 to $180,000 per year. As of December 31, 2006, Diamond I had accrued $265,422 of unpaid officer salaries.

Note 10	Subsequent Events
Agreement With NewMarket Technology, Inc.
In March 2007, Diamond I entered into a securities purchase agreement (the “Purchase Agreement”) with DiTech, NewMarket Technology, Inc. and NewMarket Technology Acquisition Subsidiary, pursuant to which NewMarket Technology Acquisition Subsidiary is to purchase 2,000,000 shares of a new series of Diamond I’s preferred stock, to be designated “Series B”. The closing under the Purchase Agreement is to occur on or before June 7, 2007. The closing is subject to the final agreement of terms and conditions of the transaction and the ability of each party to perform its respective obligations. Any, or all, parties to the Purchase Agreement can elect not to close without penalty. The Purchase Agreement contains the following material provisions:

-	The Series B preferred stock to be issued to NewMarket Acquisition Subsidiary will possess voting rights that give such entity voting control of Diamond I.
-	Diamond I will receive following in consideration of the 2,000,000 shares of its Series B preferred stock:
-
A $2,000,000 promissory note (the “Dividend Note”) bearing 8% interest per annum with payments continuing for a period of five years, on a quarterly basis. The funds received by Diamond I pursuant to the Dividend Note will be distributed pro rata to Diamond I shareholders of record on the closing date of the Purchase Agreement.

-
100% of the outstanding common stock of Diamond I Technologies, Inc. is to be distributed, as a dividend pursuant to an effective registration statement filed with the SEC, to Diamond I’s shareholders of record on the closing date of the Purchase Agreement.

-	A $250,000 credit line.
-	A commitment for an additional $750,000 in funding (the terms of which funding commitment are to be negotiated prior to the closing under the Purchase Agreement) for DiTech.
-
A commitment for an additional $1,000,000 in funding (the terms of which funding commitment are to be negotiated prior to the closing under the Purchase Agreement) for Diamond I, to be applied to the revival of its WiFi division.

-	NewMarket Technology, Inc. and David Loflin, Diamond I’s president, will enter into an employment agreement, the terms of which are to be negotiated prior to the closing under the Purchase Agreement.
Pursuant to the terms of Diamond I’s Series B preferred stock to be issued under the Purchase Agreement, the Series B preferred stock will possess voting rights that are equivalent to the vote of 60% of the then-outstanding shares of Diamond I’s common stock on all matters; provided, however, that, at any time payments are in arrears under the Dividend Note referred to above, the voting rights granted to the Series B preferred stock shall be suspended until payments under the Dividend Note are current.

Stock Issuances
During the first quarter of 2007, Diamond I issued a total of 7,000,000 shares of common stock to consultants. 3,000,000 were issued pursuant to a new consulting agreement and were valued at $69,000. 4,000,000 were issued as a buy-out of the remaining term (twelve months) of a consulting agreement and were valued at $92,000.