Form 10QSB
period 2007-03-31
Diamond I, Inc.
filed 2007-05-21
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2007
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 5-18-07
Common Stock, $.001 par value	322,516,707


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc.
Page
Balance Sheet as of March 31, 2007 (unaudited), and December 31, 2006	3
Statement of Revenues and Expenses for the Three Months Ended March 31, 2007 and 2006, and Period from June 17, 2003 (Inception), Through March 31, 2007 (unaudited)	4
Statement of Stockholders’ Equity for the Three Months Ended March 31, 2007 (unaudited)	5
Statement of Cash Flows for the Three Months Ended March 31, 2007 and 2006, and Period from June 17, 2003 (Inception), Through March 31, 2006 (unaudited)	6
Notes to Consolidated Financial Statements	8


DIAMOND I, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2007, and December 31, 2006
3/31/07 (unaudited)	12/31/06
ASSETS
Current assets:
Cash	$13,142	$ 35
Total current assets	13,142	35
Equipment, net of accumulated depreciation of $96,926 and $92,870	5,189	9,245
Intangible assets - Pending patent, net of accumulated amortization of $133,898 and $94,479	727,235	766,654
Total Assets	$745,566	$775,934
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,500	$1,500
Accrued expenses	394,725	336,586
Short-term note payable - related party	41,640	41,640
Dividend payable on preferred stock	90,000	82,500
Total current liabilities	527,865	462,226
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500	500
Common stock, $.001 par value; 700,000,000 shares authorized, 298,153,756 and 288,513,756 shares issued and outstanding	298,154	288,514
Subscription receivable	(128,000)	(128,000)
Additional paid-in capital	29,437,999	29,219,021
Deficit accumulated during the development stage	(29,390,952)	(29,066,327)
Total stockholders' equity	217,701	313,708
Total liabilities and stockholders’ equity	$745,566	$775,934

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
STATEMENTS OF REVENUES AND EXPENSES
For the Three Months Ended March 31, 2007 and 2006, and the Period from June 17, 2003 (Inception), Through March 31, 2007 (unaudited)
Three Months Ended March 31,
2007	2006	Inception through 3/31/2007
Revenues	$ ---	$ ---	$10,784
Internet access costs	---	---	(32,850)
Gross profit (loss)	---	---	(22,066)
OPERATING EXPENSES
Professional and consulting fees	202,100	165,632	3,964,188
Compensation expense	78,000	288,576	4,953,576
Depreciation and amortization	43,475	4,579	230,825
Impairment loss	---	---	16,808,527
General and administrative (excluding professional and consulting fees, compensation expense, depreciation and impairment loss)	213	4,189	3,384,841
Total Operating Expenses	323,788	462,976	29,341,957
LOSS FROM OPERATIONS	(323,788)	(462,976)	(29,364,023)
OTHER INCOME (EXPENSE)	(837)	(1,743)	(26,929)
NET LOSS	(324,625)	(464,719)	(29,390,952)
Deemed Dividend on Preferred Stock	---	---	(165,442)
Cumulative Preferred Dividends	(7,500)	(7,500)	(90,000)
Net Loss Charged to Common Shareholders	(332,125)	(472,219)	(29,646,394)
Net loss applicable to common shareholders
Basic and diluted	$(.001)	$(0.002)
Weighted average number of shares outstanding
Basic and diluted	289,677,312	232,617,472

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2007 (unaudited)
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2006	500,000	$500	288,513,756	$288,514	$29,219,021	$(128,000)	$(29,066,327)	$313,708
Stock issued for services:
February 2007	---	---	2,040,000	2,040	35,658	---	---	37,698
March 2007	---	---	7,600,000	7,600	163,400	---	---	171,000
Contribution to capital from shareholder	---	---	---	---	2,220	---	---	2,220
Contribution to capital from contract party	---	---	---	---	25,200	---	---	25,200
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(324,625)	(324,625)
Balance, March 31, 2007	500,000	500	298,153,756	$298,154	$29,437,999	$(128,000)	$(29,390,952)	$217,701

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2007 and 2006, and the Period from June 17, 2003 (Inception), Through March 31, 2007 (unaudited)

Three Months Ended March 31,
2007	2006	Inception through 3/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(324,625)	$(464,719)	$(29,390,952)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	43,475	4,579	230,825
Stock issued for services and bonuses	191,000	268,458	7,745,278
Impairment loss and write-down of assets	---	---	16,808,527
Warrant expense	---	53,575	2,200,389
Donated capital, officers’ salaries	---	---	279,808
Loss on debt extinguishment	---	---	23,000
Changes in assets and liabilities:
Accrued expenses	75,837	109,036	412,423
Accounts payable	---	(9,954)	(1,500)
CASH FLOWS USED IN OPERATING ACTIVITIES	(14,313)	(39,025)	(1,689,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(102,116)
CASH FLOWS USED IN INVESTING ACTIVITIES	---	---	(102,116)

The accompanying notes are an integral part of these statements.


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	---	(4,000)	(59,000)
Proceeds from related party advances	---	9,740	100,640
Sale of preferred stock and warrants	---	---	500,000
Proceeds from exercise of warrants	---	100,000	742,400
Shareholder contributions to capital	2,220	---	2,220
Contract party contributions to capital	25,200	---	25,200
Proceeds from short-term debt	---	---	25,000
Subscription receivable	---	(34,600)	---
Sale of common stock, net	---	---	468,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	27,420	71,140	$1,804,460

NET CHANGE IN CASH	13,107	32,115	13,142
Cash, beginning of period	35	---	---
Cash, end of period	$13,142	$32,115	$13,142

Supplemental information:
Income taxes paid	$ ---	$ ---	$ ---
Interest paid	$ ---	$ ---	$ ---

Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$7,500	$7,500	$90,000
Stock issued in acquisition	$ ---	$ ---	$16,687,627
Stock issued for wi-fi hotspots	$ ---	$ ---	$120,900
Warrants issued for patent	$ ---	$485,133	$485,133
Stock issued for software	$ ---	$ ---	$376,000
Stock issued for payment of note payable	$ ---	$ ---	$25,000

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2007 (unaudited)

Note 1	Basis of Presentation
The consolidated balance sheet as of March 31, 2007, the statement of revenues and expenses and the statement of cash flows for the three months ended March 31, 2007 and 2006, and the period from inception (June 17, 2003) through March 31, 2007, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at March 31, 2007, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Note 2	Going Concern
Diamond I has incurred losses totaling $29,390,952 through March 31, 2007, and had limited working capital at March 31, 2007. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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
Stock for Services and Bonuses
During the first three months of 2007, Diamond I issued a total of 9,640,000 shares of common stock to third-party consultants for services, resulting in $191,000 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first three months of 2006, Diamond I issued a total of 4,107,142 shares of common stock to third-party consultants for services, resulting in $117,819 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first three months of 2006, Diamond I issued, as bonuses to certain of its officers and directors, a total of 5,100,000 shares of common stock, valued at $150,640.
Diamond I measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

Note 5	Agreement with NewMarket Technology, Inc.
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

Note 6	Subsequent Event
Stock Issued for Accrued Salary
In April 2007, Diamond I issued a total of 16,162,951 shares of common stock in payment of $339,422 in accrued and unpaid salaries of two of its officers.

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

In addition, in order to comply with the terms of the Purchase Agreement, we are attempting to re-acquire or otherwise retire our currently outstanding shares of Series A preferred stock, so there will be no superior security to the Series B preferred stock. Inasmuch as we do not possess enough cash to redeem these shares of Series A preferred stock, we expect to issue shares of our common stock to purchase such shares of Series A preferred stock, then cancel them.

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
Results of Operations
During the three months ended March 31, 2007 and 2006, we had no revenues from operations and we do not expect to generate any revenues from our operations for the remainder of 2007, unless the Wi-Fi Internet access marketing plan of NewMarket is successful. We cannot assure you that NewMarket’s business plan will be successful.

Liquidity and Capital Resources
We have incurred losses from inception of $29,390,952 and we have lacked adequate capital with which to accomplish our business objectives. At March 31, 2007, we had a working capital deficit of $514,723.

Our agreement with NewMarket requires NewMarket to provide the following sources of funding, provided closing occurs:
-	a $250,000 credit line, $25,200 of which has been accessed and $5,000 of which is to be available in each of April and May, 2007;
-	a commitment for an additional $750,000 in funding (the terms of which funding commitment are to be negotiated prior to the closing under the Purchase Agreement) for DiTech; and
-	a commitment for an additional $1,000,000 in funding (the terms of which funding commitment are to be negotiated prior to the closing under the Purchase Agreement) for our revived Wi-Fi division.
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

Capital Expenditures
During the quarter ended March 31, 2007, we made no capital expenditure. During the 2006 period, we purchased $458,133 in patents and equipment. We currently have limited capital with which to make any significant capital expenditures. Without additional capital, we intend to make no capital expenditures.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended March 31, 2007, we issued restricted securities as follows:
1.	(a)	Securities Sold. In March 2007, 3,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to The George Miller Company.
	(c)	Consideration. Such shares of common stock were issued for consulting services and were valued, in the aggregate, at $69,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K
During the three months ended March 31, 2006, we filed one Current Report on Form 8-K, as follows:
-	Date of event: March 9, 2007, as amended, wherein we reported information pursuant to Item 1.01 - Entry Into a Material Definitive Agreement and Item 7.01 - Regulation FD Disclosure.
Since March 31, 2006, we have not filed one Current Report on Form 8-K, as follows:
-	Date of event: April 30, 2007, as amended, wherein we reported information pursuant to Item 4.01 - Change in Registrant's Certifying Accountant.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 21, 2007	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]