Form 10QSB
period 2007-06-30
Diamond I, Inc.
filed 2007-08-20
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2007
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 8-13-07
Common Stock, $.001 par value	323,516,707


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc.
Page
Balance Sheet as of June 30, 2007 (unaudited), and December 31, 2006	3
Statement of Revenues and Expenses for the Three Months and Six Months Ended June 30, 2007 and 2006, and Period from June 17, 2003 (Inception), Through June 30, 2007 (unaudited)	4
Statement of Stockholders’ Equity for the Six Months Ended June 30, 2007 (unaudited)	5
Statement of Cash Flows for the Six Months Ended June 30, 2007 and 2006, and Period from June 17, 2003 (Inception), Through June 30, 2006 (unaudited)	7
Notes to Consolidated Financial Statements	9


DIAMOND I, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
June 30, 2007, and December 31, 2006
6/30/07 (unaudited)	12/31/06
ASSETS
Current assets:
Cash	$2,910	$ 35
Total current assets	2,910	35
Equipment, net of accumulated depreciation of $100,749 and $92,870	1,366	9,245
Intangible assets - Pending patent, net of accumulated amortization of $165,231 and $94,479	695,902	766,654
Total Assets	$700,178	$775,934
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,500	$1,500
Accrued expenses	106,932	336,586
Short-term account payable - third party	30,400	---
Short-term note payable - related party	41,640	41,640
Accrued interest - shareholders	5,071	---
Dividend payable on preferred stock	97,500	82,500
Total current liabilities	283,043	462,226
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500	500
Common stock, $.001 par value; 700,000,000 shares authorized, 323,516,707 and 288,513,756 shares issued and outstanding	323,517	288,514
Subscription receivable	(128,000)	(128,000)
Additional paid-in capital	29,773,558	29,219,021
Deficit accumulated during the development stage	(29,552,440)	(29,066,327)
Total stockholders' equity	417,135	313,708
Total liabilities and stockholders’ equity	$700,178	$775,934
The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
STATEMENTS OF REVENUES AND EXPENSES
For the Three Months and Six Months Ended June 30, 2007 and 2006, and the Period from June 17, 2003 (Inception), Through June 30, 2007 (unaudited)
Three Months Ended June 30,	Six Months Ended June 30,
2007	2006	2007	2006	Inception through 6/30/2007
Revenues	$---	$---	$---	$---	10,784
Internet access costs	---	---	---	---	(32,850)
Gross profit (loss)	---	---	---	---	(22,066)
OPERATING EXPENSES
Professional and consulting fees	47,100	57,379	249,200	223,011	4,011,288
Compensation expense	79,200	441,155	157,200	729,730	5,032,776
Depreciation and amortization	35,156	12,583	78,631	17,162	265,981
Impairment loss	---	---	---	---	16,808,527
General and administrative (excluding professional and consulting fees, compensation expense, depreciation and impairment loss)	32	24,708	245	28,898	3,384,873
Total Operating Expenses	161,488	535,825	485,276	998,801	29,503,445
LOSS FROM OPERATIONS	(161,488)	(535,825)	(485,276)	(998,801)	(29,525,511)
OTHER INCOME (EXPENSE)	---	(823)	(837)	(2,566)	(26,929)
NET LOSS	$(161,488)	$(536,648)	$(486,113)	$(1,001,367)	$(29,552,440)
Deemed Dividend on Preferred stock	---	---	---	---	(165,442)
Cumulative Preferred Dividends	(7,500)	(7,500)	(15,000)	(15,000)	(97,500)
Net Loss Charged to Common Shareholders	$(168,988)	$(544,148)	$(501,113)	$(1,016,367)	$(29,815,382)
Net Loss Applicable to Common Shareholders
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic and diluted	316,153,416	241,363,099	303,027,808	237,014,445
The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2007 (unaudited)
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2006	500,000	$500	288,513,756	$288,514	$29,219,021	$(128,000)	$(29,066,327)	$313,708
Stock issued for services:
February 2007	---	---	2,040,000	2,040	35,658	---	---	37,698
March 2007	---	---	7,600,000	7,600	163,400	---	---	171,000
Contribution to capital from shareholder	---	---	---	---	2,220	---	---	2,220
Contribution to capital from contract party	---	---	---	---	25,200	---	---	25,200
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(324,625)	(324,625)
Balance, March 31, 2007	500,000	500	298,153,756	$298,154	$29,437,999	$(128,000)	$(29,390,952)	$217,701
Stock issued for services:
May 2007	---	---	8,000,000	8,000	32,000	---	---	40,000
Stock issued for salary	---	---	16,162,951	16,163	323,259	---	---	339,422
Stock issued for bonuses	---	---	200,000	200	4,000	---	---	4,200
Contribution to capital from contract party	---	---	---	---	5,200	---	---	5,200
Conversion of contribution to capital from contract party to loan proceeds	---	---	---	---	(30,400)	---	---	(30,400)
Stock issued for cash	---	---	1,000,000	1,000	9,000	---	---	10,000
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(161,488)	(161,488)
Balance, June 30, 2007	500,000	$500	323,516,707	$323,517	$29,773,558	$(128,000)	$(29,552,440)	$417,135

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30 2007 and 2006, and the Period from June 17, 2003 (Inception), Through June 30, 2007 (unaudited)

Six Months Ended June 30,
2007	2006	Inception through 6/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(486,113)	$(1,001,367)	$(29,552,440)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	78,631	17,162	265,981
Stock issued for services and bonuses	252,898	315,043	7,807,176
Impairment loss and write-down of assets	---	---	16,808,527
Warrant expense	---	103,730	2,200,389
Donated capital, officers’ salaries	---	---	279,808
Loss on debt extinguishment	---	---	23,000
Changes in assets and liabilities:
Stock payable	---	291,000	---
Accrued expenses	114,839	174,911	451,425
Accounts payable	30,400	(768)	31,900
CASH FLOWS USED IN OPERATING ACTIVITIES	(9,345)	(100,289)	(1,684,234)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(102,116)
CASH FLOWS USED IN INVESTING ACTIVITIES	---	---	(102,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	---	(4,000)	(59,000)
Proceeds from related party advances	---	9,740	100,640
Sale of preferred stock and warrants	---	---	500,000
Proceeds from exercise of warrants	---	83,400	742,400
Shareholder contributions to capital	2,220	---	2,220
Proceeds from short-term debt	---	---	25,000
Subscription receivable	---	---	---
Sale of common stock, net	10,000	18,000	478,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,220	107,140	$1,789,260

NET CHANGE IN CASH	2,875	6,851	2,910
Cash, beginning of period	35	---	---
Cash, end of period	$2,910	$6,851	$2,910

Supplemental information:
Income taxes paid	$ ---	$ ---	$ ---
Interest paid	$ ---	$ ---	$6,600

Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$15,000	$15,000	$90,000
Stock issued in acquisition	$ ---	$ ---	$16,687,627
Stock issued for wi-fi hotspots	$ ---	$ ---	$120,900
Warrants issued for patent	$ ---	$485,133	$485,133
Stock issued for software	$ ---	$376,000	$376,000
Stock issued for payment of note payable	$ ---	$ ---	$25,000

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2007 (unaudited)

Note 1	Basis of Presentation
The consolidated balance sheet as of June 30, 2007, the statement of revenues and expenses and the statement of cash flows for the three months and six months ended June 30, 2007 and 2006, and the period from inception (June 17, 2003) through June 30, 2007, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at June 30, 2007, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Note 2	Going Concern
Diamond I has incurred losses totaling $29,552,440 through June 30, 2007, and had limited working capital at June 30, 2007. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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
Stock for Services, Salary and Bonuses
During the first six months of 2007, Diamond I issued a total of 17,640,000 shares of common stock to third-party consultants for services, resulting in $248,698 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first six months of 2006, Diamond I issued a total of 5,213,724 shares of common stock to third-party consultants for services, resulting in $164,403 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first six months of 2007, Diamond I issued a total of 16,162,951 shares of common stock in payment of $339,422 in accrued and unpaid salaries of two of its officers and a total of 200,000 shares of common stock valued at $4,200 as bonuses to certain of its directors

During the first six months of 2006, Diamond I issued, as bonuses to certain of its officers and directors, a total of 5,100,000 shares of common stock, valued at $150,640.
Diamond I measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

Sale of Common Stock
In May 2007, Diamond I sold 1,000,000 shares of its common stock to an unrelated third party for $10,000 in cash.
Note 5	Agreement with NewMarket Technology, Inc.
In March 2007, Diamond I entered into a securities purchase agreement (the “Purchase Agreement”) with Diamond I Technologies, Inc., a Nevada corporation wholly owned by Diamond I, NewMarket Technology, Inc., a Nevada corporation (“NMKT”), and NewMarket Technology Acquisition Subsidiary, a Nevada corporation, pursuant to which NewMarket Technology Acquisition Subsidiary was to purchase 2,000,000 shares of a new series of Diamond I’s preferred stock, to be designated “Series B”. The closing under the Purchase Agreement was to occur on or before June 7, 2007. Following an extensive period of good faith negotiations between Diamond I and NMKT, the following conditions remained unresolved:

-	the terms relating to an investment commitment for an additional $750,000 for Diamond I’s gaming subsidiary, Diamond I Technologies, Inc.; and
-	the terms relating to an investment commitment for an additional $1,000,000 for Diamond I’s revived WIFI division.
Because the closing under the Purchase Agreement did not occur on or prior to June 7, 2007, the Purchase Agreement expired.
Due to the expiration of the Purchase Agreement, the $25,200 in cash received by Diamond I from NMKT under the Purchase Agreement previously accounted for as a contribution to capital by a contract party has been reclassified as a short-term account payable - third party in the accompanying financial statements.

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
In March 2007, Diamond I entered into a securities purchase agreement (the “Purchase Agreement”) with Diamond I Technologies, Inc., a Nevada corporation wholly owned by Diamond I, NewMarket Technology, Inc., a Nevada corporation (“NMKT”), and NewMarket Technology Acquisition Subsidiary, a Nevada corporation, pursuant to which NewMarket Technology Acquisition Subsidiary was to purchase 2,000,000 shares of a new series of Diamond I’s preferred stock, to be designated “Series B”. The closing under the Purchase Agreement was to occur on or before June 7, 2007. Following an extensive period of good faith negotiations between Diamond I and NMKT, the following conditions remained unresolved:

-	the terms relating to an investment commitment for an additional $750,000 for Diamond I’s gaming subsidiary, Diamond I Technologies, Inc.; and
-	the terms relating to an investment commitment for an additional $1,000,000 for Diamond I’s revived WIFI division.
Because the closing under the Purchase Agreement did not occur on or prior to June 7, 2007, the Purchase Agreement expired.
Our Company Now
Due to an increasing number of inquiries regarding our company’s previous Wi-Fi (wireless fidelity) Internet access business, during the fourth quarter of 2006, our management determined to reinstate this previously dormant segment of our company. Following this determination, we began discussions with a third party, which eventually led to our entering into an agreement with that company, which agreement expired by its terms on June 7, 2007. We have begun the final stages of the development of our GS2(TM) wireless hand-held gaming unit and the WifiCasino(TM) wireless gaming system. Our business activities remain focused on these activities.

It is expected that our company will not begin its full-scale efforts with respect to our Wi-Fi Internet access business, unless and until we obtain necessary funding, of which there is no assurance.
Business Development
Wireless Gaming.
We have not generated any revenues from this line of business since acquiring DiTech.
The development of our business has been significantly impaired by our lack of adequate capital. However, we have been able to begin the final stages of our product development activities. We expect that our product development will be greatly enhanced by our relationship with Quest Entertainment, a Houston, Texas-based provider of superior-quality, fast-playing, innovative gaming devices. We recently executed a development agreement with Quest, whereby our companies have joined forces to bring our WifiCasino (and the GS2) to the gaming industry.

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

-	signed a development agreement with Quest Entertainment (as described above);
-	pursued numerous potential opportunities to install and operate one of our WifiCasino GS systems on a cruise ship;
-	pursued numerous potential opportunities with the owners of certain horse racing facilities, with respect to our installing and operating one of our WifiCasino GS systems on such a facility; and
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

Wi-Fi Internet Access.
Only if we are able to obtain necessary capital will we be able to re-establish our Wi-Fi Internet access services business. We cannot assure you that we will ever obtain the necessary capital for this part of our business.

Critical Accounting Policies
There were no material changes to our critical accounting policies during the period ended June 30, 2007.
Results of Operations
During the six months ended June 30 2007 and 2006, we had no revenues from operations and we do not expect to generate any revenues from our operations for the remainder of 2007, unless we are able to obtain the capital needed to accelerate our wireless gaming business.

Liquidity and Capital Resources
We have incurred losses from inception of $29,552,440 and we have lacked adequate capital with which to accomplish our business objectives. At June 30, 2007, we had a working capital deficit of $280,133.

Under the terminated agreement with a third party, we obtained $30,400 in cash with which we paid certain operating expenses and product development costs. This amount has been accounted for as a short-term account payable in the accompanying financial statements.

Our Capital Needs. Our current level of operations can be maintained for the next twelve months. We anticipate our capital needs will be met through the exercise of options and issuance of shares for services. However, to begin the aggressive pursuit of our wireless gaming business objectives, we will require approximately $2 million.

Capital Expenditures
During the six months ended June 30, 2007, we made no capital expenditure. During the 2006 period, we purchased $458,133 in patents and equipment. We currently have limited capital with which to make any significant capital expenditures. Without additional capital, we intend to make no capital expenditures.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended June 30, 2007, we issued restricted securities as follows:
1.	(a)	Securities Sold. In April 2007, a total of 16,162,951 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin (9,735,904 shares) and Waddell D. Loflin (6,427,047 shares).
	(c)	Consideration. Such shares of common stock were issued in payment of accrued salary in the aggregate amount of $339,422.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

2.	(a)	Securities Sold. In April 2007, a total of 200,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Gregory A. Bonner (100,000 shares) and Ira R. Witkin (100,000 shares).
	(c)	Consideration. Such shares of common stock were issued as bonuses and were valued at $4,200, in the aggregate.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

3.	(a)	Securities Sold. In May 2007, 1,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Paul Goldman.
	(c)	Consideration. Such shares of common stock were issued in consideration of $10,000 in cash.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits and Reports on Form 8-K.
(a) Exhibits
Exhibit No.	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
(b) Reports on Form 8-K
During the three months ended June 30, 2007, we filed two Current Reports on Form 8-K, as follows:
-	Date of event: April 30, 2007, as amended, wherein we reported information pursuant to Item 4.01 - Change in Registrant's Certifying Accountant; and
-	Date of event: June 7, 2007, as amended, wherein we reported information pursuant to Item 1.02 - Termination of a Material Definitive Agreement.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 20, 2007	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]