Form 10QSB
period 2007-09-30
Diamond I, Inc.
filed 2007-11-19
CIK 828940

Form 10-QSB

SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:
Class	Outstanding as of 11-16-07
Common Stock, $.001 par value	328,516,707


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Diamond I, Inc.
Page
Condensed Consolidated Balance Sheet as of September 30, 2007 (unaudited), and December 31, 2006	3
Condensed Consolidated Statements of Revenues and Expenses for the Three Months and Nine Months Ended September 30, 2007 and 2006, and Period from June 17, 2003 (Inception), Through September 30, 2007 (unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2007 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006, and Period from June 17, 2003 (Inception), Through September 30, 2006 (unaudited)	7
Notes to Condensed Consolidated Financial Statements	9


DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007, and December 31, 2006
9/30/07 (unaudited)	12/31/06
ASSETS
Current assets:
Cash	$1,102	$ 35
Total current assets	1,102	35
Equipment, net of accumulated depreciation of $100,871 and $92,870	1,244	9,245
Intangible assets - Pending patent, net of accumulated amortization of $196,564 and $94,479	664,569	766,654
Total Assets	$666,915	$775,934
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,500	$1,500
Accrued expenses	181,932	336,586
Short-term account payable - third party	30,400	---
Short-term note payable - related party	41,640	41,640
Accrued interest - shareholders	5,071	---
Dividend payable on preferred stock	105,000	82,500
Total current liabilities	365,543	462,226
Stockholders’ equity (deficit):
Preferred stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500	500
Common stock, $.001 par value; 700,000,000 shares authorized, 328,516,707 and 288,513,756 shares issued and outstanding	328,517	288,514
Subscription receivable	(128,000)	(128,000)
Additional paid-in capital	29,797,158	29,219,021
Deficit accumulated during the development stage	(29,696,803)	(29,066,327)
Total stockholders' equity	301,372	313,708
Total liabilities and stockholders’ equity	$666,915	$775,934
The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF REVENUES AND EXPENSES
For the Three Months and Nine Months Ended September 30, 2007 and 2006, and the Period from June 17, 2003 (Inception), Through September 30, 2007 (unaudited)
Three Months Ended September 30,	Nine Months Ended September 30,
2007	2006	2007	2006	Inception through 9/30/2007
Revenues	$---	$---	$---	$---	10,784
Internet access costs	---	---	---	---	(32,850)
Gross profit (loss)	---	---	---	---	(22,066)
OPERATING EXPENSES
Professional and consulting fees	36,100	190,659	285,300	413,670	4,047,388
Compensation expense	75,000	245,456	232,200	975,186	5,107,776
Depreciation and amortization	31,455	51,273	110,086	68,435	297,436
Impairment loss	---	---	---	---	16,808,527
General and administrative (excluding professional and consulting fees, compensation expense, depreciation and impairment loss)	1,808	6,738	2,053	35,636	3,386,681
Total Operating Expenses	144,363	494,126	629,639	1,492,927	29,647,808
LOSS FROM OPERATIONS	(144,363)	(494,126)	(629,639)	(1,492,927)	(29,669,874)
OTHER INCOME (EXPENSE)	---	(23,831)	(837)	(26,397)	(26,929)
NET LOSS	$(144,363)	$(517,957)	$(630,476)	$(1,519,324)	$(29,696,803)
Deemed Dividend on Preferred stock	---	---	---	---	(165,442)
Cumulative Preferred Dividends	(7,500)	(7,500)	(22,500)	(22,500)	(105,000)
Net Loss Charged to Common Shareholders	$(151,863)	$(525,457)	$(652,976)	$(1,541,824)	$(29,967,245)
Net Loss Applicable to Common Shareholders
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average number of shares outstanding
Basic and diluted	324,883,374	261,811,545	310,385,439	245,400,765
The accompanying notes are an integral part of these statements.


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2007 (unaudited)
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2006	500,000	$500	288,513,756	$288,514	$29,219,021	$(128,000)	$(29,066,327)	$313,708
Stock issued for services:
February 2007	---	---	2,040,000	2,040	35,658	---	---	37,698
March 2007	---	---	7,600,000	7,600	163,400	---	---	171,000
Contribution to capital from shareholder	---	---	---	---	2,220	---	---	2,220
Contribution to capital from contract party	---	---	---	---	25,200	---	---	25,200
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(324,625)	(324,625)
Balance, March 31, 2007	500,000	500	298,153,756	$298,154	$29,437,999	$(128,000)	$(29,390,952)	$217,701
Stock issued for services:
May 2007	---	---	8,000,000	8,000	32,000	---	---	40,000
Stock issued for salary	---	---	16,162,951	16,163	323,259	---	---	339,422
The accompanying notes are an integral part of these statements.

Stock issued for bonuses	---	---	200,000	200	4,000	---	---	4,200
Contribution to capital from contract party	---	---	---	---	5,200	---	---	5,200
Conversion of contribution to capital from contract party to loan proceeds	---	---	---	---	(30,400)	---	---	(30,400)
Stock issued for cash	---	---	1,000,000	1,000	9,000	---	---	10,000
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(161,488)	(161,488)
Balance, June 30, 2007	500,000	$500	323,516,707	$323,517	$29,773,558	$(128,000)	$(29,552,440)	$417,135
Stock issued for services:
August 2007	---	---	1,000,000	1,000	3,500	---	---	4,500
September 2007	---	---	4,000,000	4,000	27,600	---	---	31,600
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(144,363)	(144,363)
Balance, September 30, 2007	500,000	$500	328,516,707	$328,517	$29,797,158	$(128,000)	$(29,696,803)	$301,372
The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30 2007 and 2006, and the Period from June 17, 2003 (Inception), Through September 30, 2007 (unaudited)

Nine Months Ended September 30,
2007	2006	Inception through 9/30/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(630,476)	$(1,519,324)	$(29,696,803)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	110,086	68,435	297,436
Stock issued for services and bonuses	288,998	769,905	7,843,276
Impairment loss and write-down of assets	---	---	16,808,527
Warrant expense	---	127,786	2,200,389
Donated capital, officers’ salaries	---	---	279,808
Loss on debt extinguishment	---	23,000	23,000
Changes in assets and liabilities:
Stock payable	---	146,400	---
Accrued expenses	189,839	233,860	526,425
Accounts payable	30,400	(8,768)	31,900
CASH FLOWS USED IN OPERATING ACTIVITIES	(11,153)	(132,100)	(1,686,042)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(102,116)
CASH FLOWS USED IN INVESTING ACTIVITIES	---	---	(102,116)

The accompanying notes are an integral part of these statements.


CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	---	(4,000)	(59,000)
Proceeds from related party advances	---	9,740	100,640
Sale of preferred stock and warrants	---	---	500,000
Proceeds from exercise of warrants	---	83,400	742,400
Shareholder contributions to capital	2,220	---	2,220
Proceeds from short-term debt	---	25,000	25,000
Subscription receivable	---	---	---
Sale of common stock, net	10,000	18,000	478,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	12,220	132,140	$1,789,260

NET CHANGE IN CASH	1,067	40	1,102
Cash, beginning of period	35	---	---
Cash, end of period	$1,102	$40	$1,102

Supplemental information:
Income taxes paid	$ ---	$ ---	$ ---
Interest paid	$ ---	$ ---	$6,600

Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$22,500	$22,500	$105,000
Stock issued in acquisition	$ ---	$ ---	$16,687,627
Stock issued for wi-fi hotspots	$ ---	$ ---	$120,900
Warrants issued for patent	$ ---	$485,133	$485,133
Stock issued for software	$ ---	$376,000	$376,000
Stock issued for payment of note payable	$ ---	$25,000	$25,000

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 (unaudited)

Note 1	Basis of Presentation
The condensed consolidated balance sheet as of September 30, 2007, the statement of revenues and expenses and the statement of cash flows for the three months and nine months ended September 30, 2007 and 2006, and the period from inception (June 17, 2003) through September 30, 2007, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at September 30, 2007, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

Note 2	Going Concern
Diamond I has incurred losses totaling $29,696,803 through September 30, 2007, and had limited working capital at September 30, 2007. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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
Stock for Services, Salary and Bonuses
During the first nine months of 2007, Diamond I issued a total of 22,640,000 shares of common stock to third-party consultants for services, resulting in $284,798 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first nine months of 2006, Diamond I issued a total of 11,023,314 shares of common stock to third-party consultants for services, resulting in $260,866 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first nine months of 2007, Diamond I issued a total of 16,162,951 shares of common stock in payment of $339,422 in accrued and unpaid salaries of two of its officers and a total of 200,000 shares of common stock valued at $4,200 as bonuses to certain of its directors

During the first nine months of 2006, Diamond I issued, as salary to certain of its officers and bonuses to certain of its officers and directors, a total of 17,966,600 shares of common stock, valued at $536,038.

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

Recently, we opened a web site, www.islandbluecasino.net, that offers for-entertainment-only poker, which is legal for users in the United States. We designed this poker web site to create a revenue stream, through the use of click-through advertising program, including Google Adsense(TM), Commission Junction, AdBright and LinkShare. We expect to begin to derive nominal revenues from these efforts beginning in the fourth quarter of 2007 or early in the first quarter of 2008.

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

For-Entertainment-Only Online Gaming
Recently, we opened a web site, www.islandbluecasino.net, that offers for-entertainment-only poker, which is legal for users in the United States. We designed this poker web site to create a revenue stream, through the use of click-through advertising program, including Google Adsense(TM), Commission Junction, AdBright and LinkShare. We expect to begin to derive nominal revenues from these efforts beginning in the fourth quarter of 2007 or early in the first quarter of 2008. Because these activities require nominal capital, we will continue to develop this facet of our business, until such time as we have secured sufficient capital with which to pursue our other line of business.

Wi-Fi Internet Access.
Only if we are able to obtain necessary capital will we be able to re-establish our Wi-Fi Internet access services business. We cannot assure you that we will ever obtain the necessary capital for this part of our business.

Critical Accounting Policies
There were no material changes to our critical accounting policies during the period ended June 30, 2007.
Results of Operations
During the nine months ended September 30 2007 and 2006, we had no revenues from operations and we do not expect to generate any revenues from our operations for the remainder of 2007, unless we are able to obtain the capital needed to accelerate our wireless gaming business.

Liquidity and Capital Resources
We have incurred losses from inception of $29,696,803 and we have lacked adequate capital with which to accomplish our business objectives. At September 30, 2007, we had a working capital deficit of $364,441.

Under the terminated agreement with a third party, we obtained $30,400 in cash with which we paid certain operating expenses and product development costs. This amount has been accounted for as a short-term account payable in the accompanying financial statements.

Our Capital Needs. Our current level of operations can be maintained for the next twelve months. We anticipate our capital needs will be met through the exercise of options and issuance of shares for services. However, to begin the aggressive pursuit of our wireless gaming business objectives, we will require approximately $500,000.

Capital Expenditures
During the nine months ended September 30, 2007, we made no capital expenditure. During the 2006 period, we purchased $861,133 in patents, equipment and software, by issuance shares of our common stock. We currently have limited capital with which to make any significant capital expenditures. Without additional capital, we intend to make no capital expenditures.

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

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings.
We are not currently involved in any legal proceeding.

Item 2.	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the three months ended September 30, 2007, we issued restricted securities as follows:
1.	(a)	Securities Sold. In August 2007, 1,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Bradley Thomas.
	(c)	Consideration. Such shares of common stock were issued in payment of consulting services and were valued at $4,500.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

2.	(a)	Securities Sold. In September 2007, 1,000,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Jimmy R. Carter.
	(c)	Consideration. Such shares of common stock were issued in payment of consulting services and were valued at $7,900.
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
(b) Reports on Form 8-K
During the three months ended September 30, 2007, we did not file a Current Report on Form 8-K.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2007	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin, President and Acting Chief Financial Officer [Principal Accounting Officer]