Form 10KSB
period 2007-12-31
Diamond I, Inc.
filed 2008-04-15
CIK 828940

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2007
[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________
Commission File No. 33-19961
Diamond I, Inc.
(Name of Small Business Issuer in its Charter)
Delaware	01-0623010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)
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
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of April 11, 2007, was approximately $1,000,000.
The number of shares outstanding of the issuer's common equity as of April 11, 2008, was 342,016,707 shares of common stock, par value $.001.
Documents Incorporated by Reference: None.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I
Item 1.	Description of Business
Events of 2007
In March 2007, we entered into an agreement with NewMarket Technology, Inc., a publicly-traded company, pursuant to which NewMarket (and/or an affiliate) was to purchase certain of our securities for $2,000,000, including approximately $50,000 in cash, pre-closing. With the approximately $30,000 in cash we received from NewMarket pre-closing, we completed the prototype of our GS3(TM) (third-generation) wireless hand-held gaming unit, the hand-held component of our WifiCasino(TM) wireless gaming system. However, the agreement with NewMarket expired on June 7, 2007, without a closing thereunder and we never obtained the expected funding. Due to the expiration of this agreement, the cash received NewMarket has been reclassified as a “short-term payable - third party” in the accompanying financial statements.

Our Company Now
We are currently pursuing three lines of business: (1) free online casinos; (2) oil and gas; and (3) wireless gaming. Our efforts in developing each of these lines of business has been impaired due to our severe lack of capital during the past 18 months. However, despite this lack of capital, we have opened the first two of our planned online “casinos”, IslandBlueCasino.net and VegasBetLive.com, and have begun to derive revenues from these web sites through the use of a click-through advertising program. In addition, we have entered into an agreement to acquire six producing oil and gas properties located in the State of Texas. We are currently attempting to complete the acquisition of the first of these properties and believe that we will be able to do so during the second quarter of 2008. Finally, during 2007, we completed the development of our GS3(TM) (third-generation) wireless hand-held gaming unit, the hand-held component of our WifiCasino(TM) wireless gaming system. We have been unable to make any significant progress in commercially exploiting this product, due our inability to obtain needed capital.

Online Casinos
General. Currently, our most active business segment is our online gaming. During the last quarter of 2007, we launched our first online casino, IslandBlueCasino.com, a free, for-entertainment-only online poker site. IslandBlueCasino.com features Texas Hold ’em and Omaha poker tables and is legal for users in the United States. In March 2008, we launched our second online casino, VegasBetLive.com. VegasBetLive.com is similar to IslandBlueCasino.com and features a users blog. Currently, these web sites are averaging approximately 30,000 distinct “hits” (visitors) per month.

Strategy. We have launched IslandBlueCasino.net and VegasBetLive.com, and intend to launch additional online gaming web sites, as a means of creating a revenue stream for our company, much the same way that traditional magazine publishers generate revenues from their businesses: advertising. As traditional magazine publishers seek ever-increasing subscription rates upon which to base advertising rates, we seek to establish an ever-increasing number of Internet visitors, or “traffic”, to each of our gaming web pages, thereby increasing mathematically our opportunities to generate revenues through “click-through” advertising and e-commerce commissions, through the use of click-through advertising programs, including Google Adsense(TM), Commission Junction, AdBright and LinkShare. To date, this strategy has proven to be successful, as we have begun to derive click-through advertising revenues from our online casinos.

Search Engine Optimization. We employ search engine optimization strategies in our effort to increase the number of visitors to our online casinos. When we refer to a “search engine”, we are referring to an Internet search engine, such as Google or ask.com, that searches for information on the public Internet. In general, a search engine allows the user to request links to web page content meeting specific user-generated search criteria, typically a given word or phrase. Based on the user-generated search criteria, a search engine generates a list of web pages that match, to one degree or another, the user’s criteria. This list is usually sorted with some measure of relevance to the user-generated search criteria, such as “poker” or “Texas Hold ‘em”. Search engines operate through the use of algorithms.

Search engine optimization is an outgrowth of search engine marketing that serves to improve the number and/or quality of visitors to a web page. In general, search engine optimization techniques appeal to machine algorithms to increase search engine relevance and, ultimately, web page traffic. This is analogous to circulation in magazines and other periodicals and to foot traffic in retail advertising. Search engines display different kinds of listings on a search engine results page, including paid advertising, in the form of pay-per-click advertisements and paid-inclusion listings, as well as unpaid “organic” search results, that is not-for-pay search results, and keyword-specific listings, such as news stories, definitions, map locations and images. Search engine organization is concerned with improving the number and position of a web page’s listing in the organic search results. While we believe our search engine optimization efforts will, over time, serve to increase traffic to our gaming web sites, there is no assurance that such will be the case.

Click-Through Advertising and E-Commerce Commissions. On each of IslandBlueCasino.net and VegasBetLive.com, we have placed, and all of our future gaming web sites we will place, numerous advertising “buttons”, or links, of our sponsors. Visitors to these web pages will be able to click these advertising buttons to obtain more information about an advertiser. Through our agreement with various online “click-through” advertising facilitators, including Amzaon.com, we are paid for each visitor who “clicks” an advertising button. For each click, we are paid between $.01 and $.50, with most per-click payments being between $.01 and $.05. We currently derive approximately $400 per month from these per-click payments.

In addition, some of our advertising buttons will link directly to an e-commerce, or merchandise sale, web site. Through agreements with advertising facilitators, like Amazon.com and Google, we are to be paid a commission on sales made by a particular e-commerce site attributable to our web-page visitor. Our commissions will vary from 5% to 50% of sales made by an e-commerce site, depending on the exact nature of the merchandise sold.

To continue to increase our revenues from our online casinos, it will be necessary to increase the gross number of visitors to all of our gaming web sites. Any increase in the number of visitors to our web pages increases mathematically our opportunities to derive revenues through our click-through and e-commerce agreements.

Internet Industry and Competition. We compete in the world’s ultimate free market - the Internet. We compete for the attention of Internet users against every other web page on the Internet. Our business model requires that we attract as many Internet users to our web sites as possible. Because the Internet, by its very nature, is in a constant state of change, we may never be successful in attracting enough traffic to our web sites to earn a profit. Our online casinos lack brand-name recognition and it is likely that none will become well-known to Internet users. Instead, it is likely that Internet users will be lead to our online casinos as a result of a key-word search utilizing an Internet search engine, such as Google or Yahoo.

Oil and Gas
General. In January 2008, following a period during which our management had received numerous business propositions from oil and gas industry participants, our board of directors determined to diversify our business first into the oil and gas industry. To that end, in January 2008, we entered into an agreement with a private Texas company to acquire six producing oil and gas properties. It was our intention to complete the acquisition of the first of these properties by the end of the first quarter of 2008. However, due to circumstances beyond our control, we have not yet completed the acquisition of the first property. We believe that we will be able to do so, during the second quarter of 2008.

Strategy. We are pursuing a strategy of acquiring near-term oil and gas production without sacrificing our long-term success. To accomplish this objective we are focused on: acquiring and, where appropriate, developing oil and gas production, including secondary recovery operations; lease acquisitions in areas of established production, thereby achieving stable, predictable production rates; and developing and maintaining a low-risk property portfolio through diversified oil and gas activities. Over time, we intend to focus our efforts on the development of complete energy solutions, through the development of a vertically integrated company. We believe our strategy will result in our being largely insulated from energy market fluctuations, while participating in one of the most profitable industries in the world. We cannot make any assurances that we will be successful in establishing our oil and gas operations or that, if established, our oil and gas operations will ever earn a profit.

Oil and Gas Industry. The oil and gas industry is involved in the global processes of exploration, extraction, refining, transporting and marketing petroleum products. For the last several years, the oil and gas industry has generally been characterized by extremely volatile commodity prices. During recent years, world oil prices have increased sharply in response to increases in demand from developing economies, the perceived threat of supply disruptions in producing areas and, to some degree, the weakness in the U.S. dollar versus other currencies. Significant factors that will impact 2008 commodity prices include developments in the issues currently impacting Iraq and Iran and the Middle East, demand of Asian and European markets and the extent to which oil exporting nations are able to continue to manage oil supply through export quotas. However, is the strength of the U.S. economy and the prospect of a recession that can be expected to have the greatest impact on oil and gas prices during the next 12 months. Another industry factor that will directly affect our company’s ability to earn a profit from our oil and gas endeavors is the continuing increase in operating costs.

Competition. The oil and gas industry is highly competitive. A large number of companies, including major integrated and other independent companies, and individuals engage in the exploration for and development of oil and gas properties, and there is a high degree of competition for oil and gas properties suitable for development or exploration. There is high competition for acquisitions of oil and gas properties and we may be unable to compete effectively for properties, due to our lack of capital. The principal competitive factors in the acquisition of oil and gas properties include the staff and data necessary to identify, evaluate and acquire such properties and the financial resources necessary to acquire and develop the properties. We may not be able to compete effectively in the oil and gas industry, due to our management’s lack of experience. Substantially all of our competitors are larger and have financial and other resources greater than we have.

Regulation. Once we acquire an oil and gas property, our operations will be subject to stringent and complex foreign, federal, state and local laws and regulations governing environmental protection, as well as the discharge of materials into the environment. These laws, rules and regulations may also restrict the rate of oil and gas production below the rate that would otherwise be possible. The regulatory burden on the oil and gas industry increases the cost of doing business in the industry and consequently affects profitability. Additionally, United States Congress and state legislatures, federal and state agencies and foreign government and agencies frequently revise environmental laws and regulations, and the clear trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment. Due to this regulatory burden, we may never produce enough oil and gas to earn a profit.

Wireless Gaming
During 2007, we completed the development of our GS3(TM) (third-generation) wireless hand-held gaming unit, the hand-held component of ouru WifiCasino(TM) wireless gaming system. However, we were unable to make any significant progress in commercially exploiting this product, due to our inability to obtain needed capital. Unless and until we obtain approximately $200,000, we will be unable to achieve significant progress in exploiting our WifiCasino product.

With passage of Nevada Law AB471, which authorizes the use of mobile communication devices, such as our WifiCasino GS wireless gaming system, for gaming in public areas in Nevada casinos, we are currently pursuing the development of our hand-held wireless gaming business. During 2007 and the first quarter of 2008, we lacked adequate capital with which to complete the development of our wireless gaming products and otherwise to pursue aggressively our business plan.

What is Wi-Fi? The term “Wi-Fi” is short for “wireless fidelity” and refers to an industry standard for wireless equipment that meets published 802.11(x) standards. Wi-Fi equipment operates in unlicensed spectra, such as 2.4 and 5.8 Ghz.

What is WiFiCasino GS and the GS3? The WifiCasino GS is a Wi-Fi-based gaming system for on-premises use by casinos/resorts, the user-friendly wireless hand-held unit of which is known as the GS3.
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

The WifiCasino GS is made up of five integrated systems that deliver wireless gambling, multimedia applications and customer relationship management: (a) SecureGamble provides the gambling and security features allowing users to gamble from wireless hand-held units within the hotel.; (b) MediaServe is a modular system that handles the non-gambling media, marketing and other amenities and services; (c) AirTrack is the location tracking system; (d) GSAdmin is the management and administration system for the WifiCasino GS; and (e) OpenHand is the statistical recording and analysis engine of the system.

Market Development.
State of Nevada. With the passage of Nevada Law AB471, which authorizes the use of mobile communication devices, such as our WifiCasino GS wireless gaming system, for gaming in public areas in Nevada casinos, we are actively pursuing business relationships with Nevada casinos, as well as preparing to enter into the process of gaining a license for our WifiCasino GS product. We have signed a non-binding letter of intent with The Palms Resort and Casino, a premier Las Vegas property, wherein The Palms has agreed to continue to develop our working relationship relating to our WifiCasino GS wireless gaming system. We cannot predict when a formal arrangement will be reached with The Palms.

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

International Activities. Prior to 2007, we pursued potential business opportunities in several countries, including the Republic of the Philippines, Jamaica and Mexico. These efforts were not successful.

Gaming Industry Background. For 2007, worldwide gaming revenues have been estimated to have been in excess of $130 billion. For 2007, U.S. casino-based gaming revenues are estimated to have been in excess of $90 billion.

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

Nevada Law AB471. In June 2005, Nevada Law AB471, which authorizes the use of mobile communication devices, such as our WifiCasino GS wireless gaming system, for gaming in public areas in Nevada casinos, was signed into law. In March 2006, the Nevada Gaming Commission adopted final implementing regulations with respect to Nevada Law AB471. We intend to submit make an application for a gaming license with respect to our WifiCasino GS products. The exact date of our application is not yet determinable, due to our need of additional capital with which to pay the costs associated therewith. To our knowledge, to date, no hand-held mobile gaming device has been licensed by the Nevada Gaming Commission.

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

Research and Development
We believe that to compete favorably we must invest in research and development of our gaming products. However, due to our lack of capital, it is likely that our research and development activities will be minimal through the remainder of 2008.

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
During 2007, we did not submit any matters to our shareholders.

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

Quarter Ended	High Bid *	Low Bid *
March 31, 2005	$.37	$.08
June 30, 2005	$.11	$.04
September 30, 2005	$.08	$.02
December 31, 2005	$.05	$.02
March 31, 2006	$.14	$.02
June 30, 2006	$.08	$.021
September 30, 2006	$.038	$.017
December 31, 2006	$.028	$.007
March 31, 2007	$.036	$.009
June 30, 2007	$.0102	$.029
September 30, 2007	$.004	$.015
December 31, 2007	$.005	$.018
March 31, 2008	$.003	$.0078
*	The foregoing prices have been adjusted to reflect a four-for-one forward split of our common stock occurring in September 2004.
These prices represent quotations between dealers without adjustment for retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.
You should note that our common stock, like many technology-related stocks, is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders
On April 11, 2007, the number of record holders of our common stock, excluding nominees and brokers, was 197 holding 342,016,707 shares.
Dividends
We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into the company for the foreseeable future.
Securities Authorized for Issuance Under Equity Compensation Plans
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	(1)	(2)	3,360,000(3)
Individual Compensation Arrangements	-0-	-0-	-0-
(1)	The precise number of shares to be issued upon exercise of outstanding options cannot be determined, as the exercise price of such options is based on future market prices.
(2)	The precise weighted average exercise price of outstanding options cannot be determined, as the exercise price of such options is based on future market prices.
(3)	This figure represents the number of shares of our common stock, as of April 11, 2008, remaining available for issuance under our Second Amended and Restated 2004 Stock Ownership Plan.
Recent Issuances of Unregistered Securities
During the three months ended December 31, 2007, we issued the following unregistered securities:
1.	(a)	Securities Sold. In December 2007, 500,000 shares of our common stock were issued.
	(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to FLL Shamrock, LLC.
	(c)	Consideration. Such shares of common stock were issued as a bonus and were valued, in the aggregate, at $3,000.
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
Business Development
Online Casinos. We are currently generating approximately $400 per month in revenues from IslandBlueCasino.net and VegasBetLive.com, through our click-through advertising programs. Access to capital would permit us to expand our cadre of online casinos at a greater rate.

We have launched IslandBlueCasino.net and VegasBetLive.com, and intend to launch additional online gaming web sites, as a means to creating a revenue stream for our company, much the same way that traditional magazine publishers generate revenues from their businesses: advertising. As traditional magazine publishers seek ever-increasing subscription rates upon which to base advertising rates, we seek to establish an ever-increasing number of Internet visitors, or “traffic”, to each of our gaming web pages, thereby increasing mathematically our opportunities to generate revenues through “click-through” advertising and e-commerce commissions, through the use of click-through advertising programs, including Google Adsense(TM), Commission Junction, AdBright and LinkShare. To date, this strategy has proven to be successful, as we have begun to derive click-through advertising revenues from our online casinos.

Oil and Gas. We have not generated any revenues from this line of business.
In January 2008, following a period during which our management had received numerous business propositions from oil and gas industry participants, our board of directors determined to diversify our business first into the oil and gas industry. To that end, in January 2008, we entered into an agreement with a private Texas company to acquire six producing oil and gas properties. It was our intention to complete the acquisition of the first of these properties by the end of the first quarter of 2008. However, due to circumstances beyond our control, we have not yet completed the acquisition of the first property. We believe that we will be able to do so, during the second quarter of 2008.

We are pursuing a strategy of acquiring near-term oil and gas production without sacrificing our long-term success. To accomplish this objective we are focused on: acquiring and, where appropriate, developing oil and gas production, including secondary recovery operations; lease acquisitions in areas of established production, thereby achieving stable, predictable production rates; and developing and maintaining a low-risk property portfolio through diversified oil and gas activities. Over time, we intend to focus our efforts on the development of complete energy solutions, through the development of a vertically integrated company. We believe our strategy will result in our being largely insulated from energy market fluctuations, while participating in one of the most profitable industries in the world. We cannot make any assurances that we will be successful in establishing our oil and gas operations or that, if established, our oil and gas operations will ever earn a profit.

Wireless Gaming. We have not generated any revenues from this line of business.
During 2007, we completed the development of our GS3(TM) (third-generation) wireless hand-held gaming unit, the hand-held component of ouru WifiCasino(TM) wireless gaming system. However, we were unable to make any significant progress in commercially exploiting this product, due our inability to obtain needed capital. Unless and until we obtain approximately $200,000, we will be unable to achieve significant progress in exploiting our WifiCasino product.

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

In furtherance of our plan to develop the business potential of our WifiCasino GS products, we have, to the extent permitted by our capital position, taken the following actions:
-	completed final design and three-dimensional model of the first generation of our WifiCasino GS that embodies our finger-print security technology;
-	signed a letter of intent with The Palms Resort and Casino, wherein The Palms has agreed to continue to develop our working relationship relating to our WifiCasino GS wireless gaming system;
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

Liquidity and Capital Resources
We have incurred losses from inception of $30,575,831 and we have lacked adequate capital with which to accomplish our business objectives. At December 31, 2007, we had a working capital deficit of $489,360 and we remain substantially illiquid.

During 2007, we obtained a total of $40,400 from stock sales to third parties and on account from a single third party, which funds have been used to pay costs associated with our wireless gaming business and for operating expenses. We are actively seeking capital for use in our business. We can make no assurance that we will obtain enough to continue our business operations.

Our Capital Needs. Our current level of operations can be maintained for the next twelve months. We anticipate our capital needs will be met through the sale of shares for cash, exercise of options and issuance of shares for services.

Capital Expenditures
During 2007, we made no capital expenditures. During 2006, we purchased $861,133 in patents, equipment and software, by issuing shares of our common stock and warrants to purchase our common stock. We currently have limited capital with which to make any significant capital expenditures. Should we obtain significant funding, of which there is no assurance, we would be able to make significant expenditures for equipment. The amounts of these patent, equipment and software purchases cannot be predicted due to the uncertainty of funding levels and timing. However, without additional capital, we intend to make no capital expenditures.

Item 7.	Financial Statements
The financial statements required to be furnished under this Item 7 are attached at the end of this Annual Report on Form 10-KSB. An index to our financial statements is also included below in Item 13(a).

Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
On April 30, 2007, we dismissed Malone & Bailey, P.C. as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On April 30, 2007, we engaged Farmer, Fuqua & Huff, P.C. as our new independent auditor, to audit our financial statements for the year ended December 31, 2007, and succeeding years. The decision to change auditors was approved by the audit committee of our board of directors, as well as our board of directors. On April 29, 2005, we dismissed Lopez, Blevins, Bork & Associates, LLP as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure. On April 29, 2005, we engaged Malone & Bailey, P.C. as our new independent auditor, to audit our financial statements for the year ended December 31, 2005, and succeeding years. The decision to change auditors was approved by the audit committee of our board of directors, as well as our board of directors.

Item 8A.	Controls and Procedures
Evaluation of Controls and Procedures
As of December 31, 2007, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2007. Our evaluation identified deficiencies related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. These deficiencies are due to the limited resources currently available to the Company. Management is making efforts to utilize its resources more effectively to eliminate these deficiencies until the Company is able to obtain sufficient funds for business development, including improvements in internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2007.

Management’s Assessment of Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007, using the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of December 31, 2007, our internal control over financial reporting was not effective. Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors and Officers
The following table sets forth the officers and directors of Diamond I, Inc.
Name	Age	Position(s)
David Loflin	50	President, Acting Chief Financial Officer and Director
Waddell D. Loflin	57	Executive Vice President, Secretary and Director
Gregory A. Bonner	50	Director
Ira R. Witkin	48	Director
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

Board of Directors
Our full board did not meet during 2007; however, it took action by unanimous written consent in lieu of a meeting on four occasions.
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
During 2007, the Executive Committee did not meet; however, it took action by unanimous written consent in lieu of a meeting on 12 occasions.
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
During 2007, the Audit Committee did not meet, but did take action by written consent on one occassion.
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

In January 2006, each of Messrs. Bonner and Witkin were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.03 per share, or $6,000, in the aggregate. In July 2006, each of Messrs. Bonner and Witkin were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.03 per share, or $6,000, in the aggregate. In November 2006, each of Messrs. Bonner and Witkin were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.012 per share, or $2,400, in the aggregate.

In May 2007, each of Messrs. Bonner and Witkin were issued 100,000 shares our common stock, in payment of their services as directors. There shares were valued, for financial reporting purposes, at $.021 per share, or $4,200, in the aggregate.

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
The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of Diamond I, Inc. at any time during the year ended December 31, 2007, 2006 and 2005, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2007, 2006 and 2005. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2007, 2006 and 2005.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonquali-fied Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
David Loflin	2007	384,454(1)	---	---	---	---	---	---	384,454(1)
President and Acting Chief Financial Officer	2006	180,000(2)	300,000(3)	---	---	---	---	---	480,000(2,3)
2005	180,000(4)	513,500(5)	---	---	---	---	---	693,500(4,5)

Waddell D. Loflin	2007	254,968(6)	---	---	---	---	---	254,968(6)
Executive Vice President and Secretary	2006	120,000(7)	99,000(8)	---	---	---	---	---	219,000(7,8)
2005	120,000(9)	181,000(10)	---	---	---	---	---	301,000(9,10)
(1)
Mr. David Loflin was paid $12,100 of his 2007 salary; $167,900 of his 2007 salary was not paid. This amount has been accrued. In addition, Mr. Loflin was issued 9,735,904 shares of our common stock in payment of $204,454 in accrued salary.

(2)	Mr. David Loflin was paid $20,546 of his 2006 salary; $159,454 of his 2006 salary was not paid. This amount was accrued at December 31, 2006, then was paid is shares of our common stock during 2007.
(3)
Mr. David Loflin's bonus amount was paid by the issuance of a total of 13,000,000 shares of our common stock. 8,000,000 of such shares were valued at $.03 per share; and 5,000,000 of such shares were valued at $.012 per share. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

(4)
Mr. David Loflin was paid $65,385 of his 2005 salary; $114,615 of his 2005 salary was not paid and Mr. Loflin has waived payment of the unpaid salary. The unpaid salary amount was accounted for as contributed capital.

(5)
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

(6)
Mr. Waddell Loflin was paid $3,200 of his 2007 salary; $116,800 of his 2007 salary was not paid. This amount has been accrued. In addition, Mr. Loflin was issued 6,427,047 shares of our common stock in payment of $134,968 in accrued salary.

(7)	Mr. Waddell Loflin was paid $14,032 of his 2006 salary; $105,968 of his 2006 salary was not paid. This amount was accrued at December 31, 2006, then was paid is shares of our common stock during 2007.
(8)
Mr. Waddell Loflin's bonus amount was paid by the issuance of a total of 4,500,000 shares of our common stock. 2,500,000 of such shares were valued at $.03 per share; and 2,000,000 of such shares were valued at $.012 per share. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

(9)
Mr. Waddell Loflin was paid $55,576 of his 2005 salary; $64,424 of his 2005 salary was not paid and Mr. Loflin has waived payment of the unpaid salary. The unpaid salary amount was accounted for as contributed capital.

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

Employment Contracts and Termination of Employment and Change-in-Control Agreements
David Loflin Employment Agreement. David Loflin has entered into an employment agreement to serve as our president for three years, ending in September 2009. Mr. Loflin’s annual salary is $180,000. In 2007, Mr. Loflin received $12,100 of his salary, with the balance being accrued. In 2006, Mr. Loflin received $20,546 of his salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement. Waddell D. Loflin has entered into an employment agreement to serve as our executive president for three years, ending in September 2009. Mr. Loflin’s annual salary is $120,000. In 2007, Mr. Loflin received $3,200 of his salary, with the balance being accrued. In 2006, Mr. Loflin received $14,032 of his salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Outstanding Option Awards at Year End
The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2007, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End
Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David Loflin	---	---	---	---	n/a	---	n/a	---	---
Waddell D. Loflin	---	---	---	---	n/a	---	n/a	---	---
Director Compensation
The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2007, 2006 and 2005.
Director Compensation
NameYear	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Loflin	2007	---	---	---	---	---	---	---
2006	---	---	---	---	---	---	---
2005	---	---	---	---	---	---	---
Waddell D. Loflin	2007	---	---	---	---	---	---	---
2006	---	---	---	---	---	---	---
2005	---	---	---	---	---	---	---
Gregory A. Bonner	2007	---	2,100	---	---	---	---	2,100
2006	---	7,200	---	---	---	---	7,200
2005	---	20,150	---	---	---	---	20,150
Ira R. Witkin	2007	---	2,100	---	---	---	---	2,100
2006	---	7,200	---	---	---	---	7,200
2005	---	20,150	---	---	---	---	20,150

Item 11.	Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by the following:
-	each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities;
-	each of our directors;
-	each of the named executive officers; and
-	all directors and executive officers as a group.
Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof. All percentages in this table are based on a total of 361,016,707 shares of common stock outstanding as of the date hereof, which amount includes a total of 19,000,000 shares underlying currently outstanding and exercisable warrants. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Diamond I, Inc., 8733 Siegen Lane, Suite 309, Baton Rouge, Louisiana 70810.

Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
David Loflin	42,255,904 (2)	11.70%
Waddell D. Loflin	10,900,000	3.02%
Gregory A. Bonner	1,190,000	*
Ira R. Witkin	1,190,000	*
All executive officers and directors as a group (4 persons)	48,942,856 (2)	13.56%
Newlan & Newlan(3)	28,204,514	7.81%
Heyer Capital Fund(4)(14)	6,000,000(5)	1.66%
1008212 Alberta Ltd.(6)(14)	6,000,000(7)	1.66%
Douglasdale Capital Ltd.(8)(14)	6,000,000(9)	1.66%
Douglasbank Capital Ltd.(10)(14)	6,000,000(11)	1.66%
Shelter Capital Ltd.(12)	4,000,000(13)	1.11%
*	Less than 1%
(1)	Based on 361,016,707 shares outstanding, including a total of 19,000,000 shares underlying currently outstanding and exercisable warrants.
(2)	3,400,000 of these shares are owned by Phoenix Trust. David Loflin is the trustee of this entity and possesses voting and investment control of the shares owned by it.
(3)
Newlan & Newlan’s address is 2652 F.M. 407, Suite 230, Bartonville, Texas 76226. L. A. Newlan, Jr. and Eric Newlan are the partners in the law firm of Newlan & Newlan, our legal counsel, and own, directly and directly, a total number of shares shown.

(4)	Heyer Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow is the owner of this entity and possesses voting and investment control of the shares owned by it.
(5)	5,000,000 of these shares have been issued; 1,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(6)
1008212 Alberta’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Joanne Rochow is the owner of this entity and possesses voting and investment control of the shares owned by it.

(7)	5,000,000 of these shares have been issued; 1,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(8)
Douglasdale Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the shares owned by this entity.

(9)	5,000,000 of these shares have been issued; 1,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(10)
Douglasbank Capital’s address is 418 Douglas Park View S.E., Calgary, Alberta, Canada T2Z 2R1. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the shares owned by this entity.

(11)	5,000,000 of these shares have been issued; 1,000,000 of these shares have not been issued, but underlie currently exercisable warrants.
(12)
Shelter Capital’s address is P.O. Box 64, Providenciales, Turks and Caicos Islands. Peter Rochow possesses voting and investment control of the shares owned by this entity. Mr. Rochow disclaims any beneficial ownership of the securities owned by this entity.

(13)	None of these shares has been issued, but underlie currently exercisable warrants.
(14)
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

2007 Stock Bonuses
During 2007, two of our directors, Gregory A. Bonner and Ira R. Witkin, were each issued 100,000 shares our common stock, in payment of their services for 2007 as directors. These shares were valued, for financial reporting purposes, at $.021 per share, or $4,200, in the aggregate.

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

2003 Finder’s Fee
In connection with the sales of securities described under “2003 Securities Purchases” above, we paid Shelter Capital, Ltd. a finder’s fee. For its efforts as a finder, Shelter Capital received 10% of the cash proceeds derived by us and common stock purchase warrants, as follows: (1) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.20 per share; (2) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.30 per share; (3) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.40 per share; and (4) 1,000,000 warrants to purchase a like number of shares at an exercise price of $.50 per share. As a result of our four-for-one forward stock split, Shelter Capital now holds (A) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.05 per share; (B) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.075 per share; (C) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.10 per share; and (D) 4,000,000 warrants to purchase a like number of shares at an exercise price of $.125 per share. All of these warrants are exercisable for five years and expire in September 2008. Shelter Capital is managed by Peter Rochow, a principal in each of the entities who purchased securities from us, who disclaims any beneficial ownership of Shelter Capital.

Employment Agreements
David Loflin Employment Agreement. David Loflin has entered into an employment agreement to serve as our president for three years, ending in September 2009. Mr. Loflin’s annual salary is $180,000. In 2007, Mr. Loflin received $12,100 of his salary, with the balance being accrued. In 2006, Mr. Loflin received $20,546 of his salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

Waddell D. Loflin Employment Agreement. Waddell D. Loflin has entered into an employment agreement to serve as our executive president for three years, ending in September 2009. Mr. Loflin’s annual salary is $120,000. In 2007, Mr. Loflin received $3,200 of his salary, with the balance being accrued. In 2006, Mr. Loflin received $14,032 of his salary. In connection with his employment agreement, Mr. Loflin executed an indemnity agreement, a confidentiality agreement and an agreement not to compete.

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

Item 13.	Exhibits and Reports on Form 8-K
(a)(1) Financial Statements
Index to Financial Statements of Diamond I, Inc.
-	Report of Independent Registered Public Accounting Firm
-	Report of Independent Registered Public Accounting Firm
-	Consolidated Balance Sheet as of December 31, 2007
-	Consolidated Statements of Revenues and Expenses for the Years Ended December 31, 2007 and 2006, and the Period from June 17, 2003 (Inception), Through December 31, 2007
-	Consolidated Statements of Stockholders' Equity (Deficit) for the Period from June 17, 2003 (Inception), Through December 31, 2007
-	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and 2006, and the Period from June 17, 2003 (Inception) Through December 31, 2007
-	Notes to Consolidated Financial Statements
(a)(2) Exhibits
Exhibit No.	Description
21.1 *	Subsidiaries of Registrant.
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b).
31.2 *	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(b).
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 enacted by Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith.
(b) Reports on Form 8-K
During the three months ended December 31, 2007, we did not file a Current Report on Form 8-K. Since December 31, 2007, we have not filed a Current Report on Form 8-K.

Item 14.	Principal Accountant Fees and Services
The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and 2006, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2007	Year Ended December 31, 2006
Audit fees	$20,500	$31,891
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

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
David Loflin President
Pursuant to the requirements of the Securities Act of 1933, as amended, this Annual Report on Form 10-KSB has been signed by the following persons in the capacities and on the dates included:

/s/ DAVID LOFLIN		April 15, 2008
David Loflin	President (principal executive officer), Acting Chief Accounting Officer (principal financial officer) and Director

/s/ WADDELL D. LOFLIN		April 15, 2008
Waddell D. Loflin	Vice President, Secretary and Director

/s/ GREGORY A. BONNER		April 15, 2008
Gregory A. Bonner	Director

April __, 2008
Ira R. Witkin	Director

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Diamond I, Inc.

We have audited the accompanying consolidated balance sheet of Diamond I, Inc. and subsidiaries as of December 31, 2007 and the related consolidated statement of revenues and expenses, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2007. Diamond I, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diamond I, Inc. and subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ FARMER, FUQUA & HUFF, P.C.
Farmer, Fuqua & Huff, P.C. Plano, Texas April 14, 2008
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors Diamond I, Inc. (A Development Stage Company) Baton Rouge, LA

We have audited the accompanying consolidated statements of revenues and expenses, shareholders' equity, and cash flows of Diamond I, Inc. for the year ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Diamond I, Inc.’s operations and cash flows for the period described in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Diamond I, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Diamond I, Inc. suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MALONE & BAILEY, P.C.
Malone & Bailey, P.C. www.malone-bailey.com Houston, Texas April 16, 2007
DIAMOND I, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
Current assets:
Cash	$294
Total Current Assets	294
Equipment, net of accumulated depreciation of $100,911	1,204
Total Assets	$1,498
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$4,500
Accrued expenses	293,032
Short-term payable - third party	30,400
Short-term note payable - related party	41,640
Accrued interest - shareholders	7,582
Dividend payable on preferred stock	112,500
Total current liabilities	489,654
Commitments
Stockholders’ equity:
Series A Convertible Preferred Stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500
Common stock, $.001 par value; 700,000,000 shares authorized, 342,016,707 shares issued and outstanding	342,017
Subscription receivable	(128,000)
Additional paid-in capital	29,873,158
Deficit accumulated during the development stage	(30,575,831)
Total Stockholders' Deficit	(488,156)
Total Liabilities and Stockholders’ Equity	$1,498
The accompanying notes are an integral part of these consolidated financial statements.

DIAMOND I, INC.
(a development stage company)
STATEMENTS OF REVENUES AND EXPENSES
For the Years Ended December 31, 2007 and 2006, and the Period from June 17, 2003 (Inception), Through December 31, 2007
Year Ended December 31,
2007	2006	Inception through 12/31/2007
Revenues	$---	$---	$10,784
Internet access costs	---	---	(32,850)
Gross profit (loss)	---	---	(22,066)
OPERATING EXPENSES
Professional and consulting fees	421,584	476,620	4,183,672
Compensation expense	307,200	1,050,186	5,182,776
Depreciation and amortization	110,126	111,910	297,476
Impairment loss	664,569	---	17,473,096
General and administrative	2,677	36,105	3,387,305
Total Operating Expenses	1,506,156	1,674,821	30,524,325
LOSS FROM OPERATIONS	(1,506,156)	(1,674,821)	(30,546,391)
OTHER INCOME (EXPENSE)	(3,348)	(27,234)	(29,440)
NET LOSS	$(1,509,504)	$(1,702,055)	(30,575,831)
Deemed Dividend on Preferred Stock	---	---	(165,442)
Cumulative Preferred Dividends	(30,000)	(30,000)	(112,500)
Net Loss Charged to Common Shareholders	$(1,539,504)	$(1,732,055)	$(30,853,773)
Net loss applicable to common shareholders
Basic and diluted	$(0.01)	$(0.01)
Weighted average number of shares outstanding
Basic and diluted	316,091,864	254,459,362

The accompanying notes are an integral part of these consolidated financial statements.
DIAMOND I, INC.
(a development stage company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Period from June 17, 2003 (Inception), Through December 31, 2007

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Issuance of common stock to founders	-	$ -	44,000,000	$44,000	$(43,000)	$ -	$ -	$1,000
Stock issued in reverse acquisition	-	-	4,476,816	4,477	(3,358)	-	-	1,119
Stock issued for services	-	-	12,610,000	12,610	2,012,216	-	-	2,024,826
Stock issued for cash and warrants, net of cost	-	-	20,000,000	20,000	430,000	-	-	450,000
Net loss	-	-	-	-	-	-	(2,409,433)	(2,409,433)
Balance, December 31, 2003	-	-	81,086,816	81,087	2,395,858	-	(2,409,433)	67,512
Preferred stock issued for cash and warrants	500,000	500	-	-	499,500	-	-	500,000
Stock issued in acquisition	-	-	824,000	824	380,276	-	-	381,100
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Stock issued for wi-fi hotspots	-	-	208,000	208	120,692	-	-	120,900
Stock issued for cash on option exercise	-	-	1,640,435	1,640	148,360	-	-	150,000
Stock issued for salary	-	-	338,826	339	41,661	-	-	42,000
Stock issued for services	-	-	6,480,465	6,481	1,494,637	-	-	1,506,118
Stock issued as bonuses	-	-	5,522,856	5,523	577,905	-	-	583,428
Beneficial conversion feature embedded in preferred stock and warrants	-	-	-	-	165,442	-	-	165,442
Deemed dividend on preferred stock	-	-	-	-	(165,442)	-	-	(165,442)
Net loss	-	-	-	-	-	-	(3,382,265)	(3,382,265)
Balance, December 31, 2004	500,000	500	96,101,398	96,102	5,663,889	-	(5,791,698)	(31,207)
Stock issued in acquisition	-	-	77,650,129	77,650	16,228,877	-	-	16,306,527
Stock issued for cash on warrant exercise	-	-	11,079,984	11,080	509,320	(24,400)	-	496,000
Stock issued for salary	-	-	3,153,107	3,153	256,260	-	-	259,413
Shareholder receivable	-	-	2,560,956	2,561	48,839	-	-	51,400
Stock issued for services	-	-	20,085,870	20,086	1,167,911	-	-	1,187,997
Stock issued for purchase option	-	-	1,300,000	1,300	49,200	-	-	50,500
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Stock issued as bonuses	-	-	15,350,000	15,350	866,100	-	-	881,450
Warrant expense	-	-	-	-	2,072,603	-	-	2,072,603
Stock issued for waiver	-	-	1,000,000	1,000	37,000	-	-	38,000
Donated capital, officers’ salaries	-	-	-	279,808	-	-	279,808
Cumulative dividend on preferred stock	-	-	-	-	(52,500)	-	-	(52,500)
Net loss	-	-	-	-	-	-	(21,572,574)	(21,572,574)
Balance, December 31, 2005	500,000	500	225,720,488	225,721	27,078,468	(24,400)	(27,364,272)	(83,983)
Stock issued as bonuses:
January 2006	-	-	4,700,000	4,700	136,300	-	-	141,000
July 2006	-	-	6,200,000	6,200	179,800	-	-	186,000
November 2006	-	-	7,200,000	7,200	79,200	-	-	86,400
Stock issued for services:
January 2006	-	-	3,000,000	3,000	87,000	-	-	90,000
February 2006	-	-	1,107,142	1,107	26,712	-	-	27,819
March 2006	-	-	400,000	400	9,240	-	-	9,640
April 2006	-	-	739,982	740	31,686	-	-	32,426
May 2006	-	-	166,600	167	4,231	-	-	4,398
June 2006	-	-	200,000	200	9,560	-	-	9,760
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
July 2006	-	-	400,000	400	10,800	-	-	11,200
August 2006	-	-	6,976,190	6,976	185,786	-	-	192,762
September 2006	-	-	5,100,000	5,100	86,800	-	-	91,900
October 2006	-	-	500,000	500	8,120	-	-	8,620
November 2006	-	-	7,410,000	7,410	79,092	-	-	86,502
Stock issued for exercise of warrants	-	-	7,493,354	7,493	192,507	(200,000)	-	-
Cash received for subscription receivable	-	-	-	-	-	96,400	-	96,400
Issuance of warrants for patents	-	-	-	-	485,133	-	-	485,133
Warrants issued for services	-	-	-	-	127,786	-	-	127,786
Stock issued for cash	-	-	1,200,000	1,200	16,800	-	-	18,000
Stock issued for software	-	-	8,000,000	8,000	368,000	-	-	376,000
Stock issued for loan payment	-	-	2,000,000	2,000	46,000	-	-	48,000
Dividend payable on preferred stock	-	-	-	-	(30,000)	-	-	(30,000)
Net loss	-	-	-	-	-	-	(1,702,055)	(1,702,055)
Balance, December 31, 2006	500,000	$500	288,513,756	$288,514	$29,219,021	$(128,000)	$(29,066,327)	$313,708

The accompanying notes are an integral part of these consolidated financial statements.
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Stock issued for services:
February 2007	---	---	2,040,000	2,040	35,658	---	---	37,698
March 2007	---	---	7,600,000	7,600	163,400	---	---	171,000
May 2007	---	---	8,000,000	8,000	32,000	---	---	40,000
August 2007	---	---	1,000,000	1,000	3,500	---	---	4,500
September 2007	---	---	4,000,000	4,000	27,600	---	---	31,600
November 2007	---	---	13,000,000	13,000	78,000	---	---	91,000
December 2007	---	---	500,000	500	2,500	---	---	3,000
Contribution to capital from shareholder	---	---	---	---	5,220	---	---	5,220
Contribution to capital from contract party	---	---	---	---	25,200	---	---	25,200
Stock issued for accrued salary	---	---	16,162,951	16,163	323,259	---	---	339,422
Stock issued for bonuses	---	---	200,000	200	4,000	---	---	4,200

The accompanying notes are an integral part of these consolidated financial statements.
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Contribution to capital from contract party	---	---	---	---	5,200	---	---	5,200
Conversion of contribution to capital from contract party to loan proceeds	---	---	---	---	(30,400)	---	---	(30,400)
Stock issued for cash	---	---	1,000,000	1,000	9,000	---	---	10,000
Dividend payable on preferred stock	---	---	---	---	(30,000)	---	---	(30,000)
Net loss	---	---	---	---	---	---	(1,509,504)	(1,509,504)
Balance, December 31, 2007	500,000	$500	342,016,707	342,017	$29,873,158	$(128,000)	$(30,575,831)	$(488,156)

The accompanying notes are an integral part of these consolidated financial statements.
DIAMOND I, INC.
(a development stage company)

STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007 and 2006, and the Period from June 17, 2003 (Inception), Through December 31, 2007

Year Ended December 31,
2007	2006	Inception through 12/31/2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,509,504)	$(1,702,055)	$(30,575,831)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	110,126	111,910	297,476
Stock issued for services and bonuses	722,420	978,426	8,276,698
Impairment loss and write-down of assets	664,569	---	17,473,096
Warrant expense	---	127,786	2,200,389
Donated capital, officers’ salaries	---	---	279,808
Loss on debt extinguishment	---	23,000	23,000
Changes in assets and liabilities:
Accrued expenses	(43,554)	326,381	293,032
Accrued interest	7,582	---	7,582
Accounts payable	3,000	(10,954)	4,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(45,361)	(145,505)	(1,720,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(102,116)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	---	(4,000)	(59,000)
Proceeds from related party advances	---	10,140	100,640
Sale of preferred stock with warrants	---	-	500,000
Proceeds from exercise of warrants	---	96,400	742,400
Shareholder contributions to capital	5,220	---	5,220
Proceeds from short term payable	30,400	25,000	55,400
Sale of common stock, net	10,000	18,000	478,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	45,620	145,540	1,822,660

NET INCREASE (DECREASE) IN CASH	259	35	294
Cash, beginning of period	35	---	---
Cash, end of period	$294	$35	$294

Supplemental information:
Income taxes paid	$---	$---	$---
Interest paid	$---	$---	$---

Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$30,000	$30,000	$112,500
Stock issued in acquisition	$---	$---	$16,687,627
Stock issued for wi-fi hotspots	$---	$---	$120,900
Warrants issued for patent	$---	$485,133	$485,133
Stock issued for software	$---	$376,000	$376,000
Stock issued for payment of note payable	$---	$25,000	$25,000

The accompanying notes are an integral part of these consolidated financial statements.
DIAMOND I, INC.
(a development stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Basis of Presentation
Nature of Company
On June 20, 2003, Diamond I, Inc. (“Diamond I”), formerly AirRover Wi-Fi Corp., formerly Air-Q Wi-Fi Corporation, formerly Covenant Financial Corporation ("Covenant"), a U.S. public company, issued 11,000,000 shares of common stock for 100% of the outstanding common stock of Air-Q Corp., a privately held corporation (“Air-Q”). After the merger, the stockholders of Air-Q owned approximately 95% of the outstanding common stock of Covenant and Covenant changed its corporate name.

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

Consolidation
As of December 31, 2007, Diamond I had three wholly owned subsidiaries, Diamond I Technologies, Inc. (formerly Air-Q Corp.), AirRover Networks, Inc. and Touchdev Limited. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

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

Equipment
Equipment consists of computer equipment stated at cost. Depreciation is computed using the straight-line method over the estimated economic lives of three years. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Impairment losses of $17,473,096 have been recognized since inception.

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

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2006 and 2007, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of securities that were excluded because the effect was anti-dilutive were 19,000,000.

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

Recent Accounting Pronouncements
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company’s cash flows, results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its consolidated financial position.
Note 2	Going Concern
Diamond I has incurred losses totaling $30,575,831 through December 31, 2007, and has a working capital deficit of $489,360. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

At December 31, 2007, the entire value of associated with the acquisition of Touchdev Limited was written-down in the amount of $452,789, after Diamond I’s determination that there existed no tangible value underlying the acquisition of Touchdev Limited. This write-down is reflected in Diamond I’s statements of revenues and expenses.

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

At December 31, 2007, the entire value of associated with the purchase of these pending patent rights was written-down in the amount of $211,780, after Diamond I’s determination that there existed no tangible value underlying such pending patent rights. This write-down is reflected in Diamond I’s statements of revenues and expenses.

Note 5	Notes Payable
During the third quarter of 2006, Diamond I was loaned $25,000 from a third party bearing interest at 10% per annum, due on February 4, 2007, and unsecured. Diamond I issued 2,000,000 shares of common stock valued at $48,000 for repayment of this loan in August 2006 and recognized a loss of $23,000 on debt extinguishment.

Diamond I was advanced various amounts throughout the year from its CEO, David Loflin bearing interest at 8% and due on demand. The amount due as of December 31, 2007, was $41,640. Interest of $7,582 was accrued related to these advances.

Note 6	Income Taxes
Diamond I follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) cumulative net operating loss carryforwards of approximately $4,400,000. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized. The deferred tax asset related to the net loss carryforward in the amount of $1,475,000 has been fully reserved. The net loss carryforwards expire between 2023 and 2026.

Note 7	Capital Stock
Amended and Restated Certificate of Incorporation
In January 2005, Diamond I amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700,000,000.
Series A Preferred Stock
In March 2004, Diamond I issued 500,000 shares of a newly created Series A convertible preferred stock and warrants for cash proceeds of $500,000. The shares of Series A preferred stock are convertible at any time into 100,000 shares of Diamond I common stock. The shares of common stock underlying the Series A preferred stock and the warrants possesses certain demand registration rights. In addition, the Series A preferred stock bears a cash dividend at the rate of 6% per annum, with cumulative rights. At December 31, 2006 and 2007, Diamond I recorded a dividend payable of $30,000 and $30,000, respectively, in connection with its shares of Series A preferred stock.

Each holder of outstanding shares of Series A preferred stock is entitled to the number of votes equal to the number of whole shares of common stock into which the shares of Series A preferred stock held by such holder are then convertible at each meeting of shareholders with respect to any and all matters presented to the shareholders for their action or consideration.

Stock for Cash
During 2007, Diamond I issued 1,000,000 shares for $10,000. During 2006, Diamond I issued 1,200,000 shares for $18,000.
Stock for Services, Salary and Bonuses
During 2006, Diamond I issued 25,999,914 shares of common stock to third-party consultants for services valued at $564,827.
During 2007, Diamond I issued 24,523,314 shares of common stock to third-party consultants for services valued at $378,798.
During 2006, Diamond I issued 18,100,000 shares of common stock as bonuses to its officers and directors valued at $413,400.
During 2007, Diamond I issued a total of 16,162,951 shares of common stock in payment of $339,422 in accrued and unpaid salaries of two of its officers and a total of 200,000 shares of common stock valued at $4,200 as bonuses to certain of its directors

Diamond I measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

Note 8	Warrants
During 2006, Diamond I granted 6,500,000 warrants at an exercise price of $.035 per share in exchange for a patent.
The following sets forth the warrants outstanding as of December 31, 2007.
Exercise Price	Number of Shares	Remaining Life	Exercisable Number of Shares
1.00	5,000,000	April 2009	5,000,000
0.20	1,000,000	September 2008	1,000,000
0.30	1,000,000	September 2008	1,000,000
0.40	1,000,000	September 2008	1,000,000
0.50	1,000,000	September 2008	1,000,000
0.04	3,500,000	November 2010	3,500,000
.035	6,500,000	March 2011	6,500,000
At 12/31/07	19,000,000	19,000,000
During 2006, Diamond I entered into various consulting agreements whereby third parties were granted warrants to purchase common stock. The value of these warrants was estimated using the Black-Scholes method of approximating fair value using an exercise price of $0.034, term of one year, volatility of 196%, discount rate of 3.89% and no expected dividends. Warrant expense of $127,786 is recorded in 2006. During 2006, 7,493,354 warrants were exercised for cash of $200,000. The balance sheet reflects a subscription receivable of $128,000 as of December 31, 2007, related to these warrants.

Note 9	Commitments
Employment Agreements
Diamond I has entered into employment agreements with each of its officers, with terms of three years and salaries ranging from $100,000 to $180,000 per year. As of December 31, 2007, Diamond I had accrued $293,032 of unpaid officer salaries.

Note 10	Expired Agreement
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
Due to the expiration of the Purchase Agreement, the $30,400 in cash received by Diamond I from NMKT under the Purchase Agreement previously accounted for as a contribution to capital by a contract party has been reclassified as a short-term payable - third party in the accompanying financial statements.