Form 10-Q
period 2008-03-31
Diamond I, Inc.
filed 2008-05-21
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 33-19961

Diamond I, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

8733 Siegen Lane, Suite 309, Baton Rouge, LA 70810
(Address of principal executive offices, including zip code)
(225) 341-4004
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of May 16, 2008, there were 352,016,707 shares of the issuer’s common stock outstanding.


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Diamond I, Inc.
Condensed Consolidated Balance Sheets as of March 31, 2008 (unaudited), and December 31, 2007 (audited)	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited), and the Period from June 17, 2003 (Inception), Through March 31, 2007 (unaudited)	4
Statement of Stockholders’ Equity for the Three Months Ended March 31, 2008 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 (unaudited) and 2007 (unaudited), and the Period from June 17, 2003 (Inception), Through March 31, 2007 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	8

DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008, and December 31, 2007
3/31/08 unaudited	12/31/07
ASSETS
Current assets
Cash	$70	$294
Total current assets	70	294
Equipment - net of accumulated depreciation of $102,115 and $100,911, respectively	---	1,204
Total assets	$70	$1,498
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$4,500	$4,500
Accrued expenses	368,032	293,032
Short-term payable - third party	30,400	30,400
Short-term note payable - related party	41,640	41,640
Accrued interest - shareholders	8,419	7,582
Dividend payable on preferred stock	120,000	112,500
Total current liabilities	572,991	489,654
Commitments
Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500	500
Common stock, $.001 par value; 700,000,000 shares authorized, 342,016,707 and 342,016,707 shares issued and outstanding	342,017	342,017
Subscription receivable	(128,000)	(128,000)
Additional paid-in capital	29,865,658	29,873,158
Deficit accumulated during the development stage	(30,653,096)	(30,575,831)
Total stockholders’ (deficit)	(572,921)	(488,156)
Total liabilities and stockholders’ equity (deficit)	$70	$1,498
The accompanying notes are an integral part of these statements.

DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through March 31, 2008
Three Months Ended March 31,
(2008) (unaudited)	2007 (unaudited)	Inception through 3/31/2008 (unaudited)
Revenues	$---	$---	$10,784
Internet access costs	---	---	(32,850)
Gross profit (loss)	---	---	(22,066)
OPERATING EXPENSES
Professional and consulting fees	---	202,100	4,183,672
Compensation expense	75,000	78,000	5,257,776
Depreciation and amortization	1,204	43,475	298,680
Impairment loss	---	---	17,473,096
General and administrative (excluding professional and consulting fees, compensation expense, depreciation and impairment loss)	224	213	3,387,529
Total operating expenses	76,428	323,788	30,600,753
LOSS FROM OPERATIONS	(76,428)	(323,788)	(30,622,819)
OTHER INCOME (EXPENSE)	(837)	(837)	(30,277)
NET LOSS	$(77,265)	$(324,625)	$(30,653,096)
Deemed dividend on preferred stock	$---	$(---)	$(165,442)
Cumulative preferred dividends	(7,500)	(7,500)	(120,000)
Net Loss Charged to Common Shareholders	$(84,765)	$(332,125)	$(30,938,538)
Net loss applicable to common shareholders
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic and diluted	342,016,707	289,677,312
The accompanying notes are an integral part of these statements.

DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three Months Ended March 31, 2008 (unaudited)
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2007	500,000	$500	342,016,707	$342,017	$29,873,158	$(128,000)	$(30,575,831)	$(488,156)
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(77,265)	(77,265)
Balance, March 31, 2008	500,000	$500	342,016,707	$342,017	$29,865,658	$(128,000)	$(30,653,096)	$(572,921)
The accompanying notes are an integral part of these statements.

DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through March 31, 2008
Three Months Ended March 31,
(2008) (unaudited)	2007 (unaudited)	Inception Through 3/31/08 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(77,265)	$(324,625)	$(30,653,096)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	1,204	43,475	298,680
Stock issued for services and bonuses	---	191,000	8,276,698
Impairment loss and write-down of assets	---	---	17,473,096
Warrant expense	---	---	2,200,389
Donated capital, officers’ salaries	---	---	279,808
Loss on debt extinguishment	---	---	23,000
Changes in assets and liabilities:
Accrued expenses	75,000	75,837	368,032
Accrued interest	837	---	8,419
Accounts payable	---	---	4,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(224)	(14,313)	(1,720,474)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(102,116)
CASH FLOWS USED IN INVESTING ACTIVITIES	---	---	(102,116)
The accompanying notes are an integral part of these statements.

Three Months Ended March 31,
(2008) (unaudited)	2007 (unaudited)	Inception Through 3/31/08 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	(14,000)	---	(73,000)
Proceeds from related party advances	2,000	---	102,640
Sale of preferred stock and warrants	---	---	500,000
Proceeds from exercise of warrants	---	---	742,400
Shareholder contributions to capital	---	2,220	5,220
Contract party contributions to capital	---	25,200	---
Proceeds from short term payable	12,000	---	67,400
Sale of common stock, net	---	---	478,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	---	27,420	1,822,660

NET CHANGE IN CASH	216	13,107	70
Cash, beginning of period	294	35	---
Cash, end of period	$78	$13,142	$70
The accompanying notes are an integral part of these statements.

DIAMOND I, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 (unaudited)

Note 1. Basis of Presentation
The condensed consolidated balance sheet as of March 31, 2008, the statement of revenues and expenses for the three months ended March 31, 2008 and 2007, and the period from inception (June 17, 2003) through March 31, 2008, the statement of stockholders’ equity (deficit) for the three months ended March 31, 2008, and the statement of cash flows for the three months ended March 31, 2008 and 2007, and the period from inception (June 17, 2003) through March 31, 2008, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at March 31, 2008, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note 2. Going Concern
Diamond I has incurred losses totaling $30,653,096 through March 31, 2008, and had limited working capital at March 31, 2008. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
References to “us”, “we” and “our” include our subsidiary, Diamond I Technology, Inc., unless otherwise indicated.
Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 21A of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of these terms. Actual results could differ materially from those set forth in forward-looking statements, due to a variety of factors, including, but not limited to, events that deprive us of the services of our president and largest shareholder, David Loflin, whether we are able to obtain adequate capital with which to pursue our full business plan; and other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Online Casinos. During the second quarter of 2008, We expect to begin to generate revenues from IslandBlueCasino.net and VegasBetLive.com, through our click-through advertising programs. Access to capital would permit us to expand our cadre of online casinos at a greater rate.

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

Revenue Recognition. We charge our customers service fees for Internet access and recognize the revenue in the month the services are provided.
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

New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective January 1, 2008. We do not believe this statement will adversely impact our financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

Results of Operations - First Quarter 2008 vs. First Quarter 2007
Revenues. We generated no revenues during the First Quarter 2008 from our Internet click-through advertising program. During the second quarter of 2008, we expect to begin to generate monthly revenues from this program. We did not have any revenue during the First Quarter 2007.

Should we acquire one or more oil and gas properties, it is expected that we would derive revenues from such property. However, we must obtain capital with which to many any such acquisition, of which there is no assurance.

Expenses. Our operating expenses during the First Quarter 2008 were $76,428 compared to $323,788 for the First Quarter 2007. Our non-cash operating expenses, which include stock issued for services, accrued salaries and depreciation and amortization, totalled $76,204 for the First Quarter 2008 compared to $323,575 for the First Quarter 2007.

Until we obtain operating capital, it can be expected that we will issue shares of our common stock to third-parties in payment of services rendered on our behalf.
Financial Condition
We have incurred losses from inception of $30,653,088 and we have lacked adequate capital with which to accomplish our business objectives. At March 31, 2008, we had a working capital deficit of $572,921 and we remain substantially illiquid.

Our Capital Needs
We believe that our current level of operations can be maintained for the next twelve months. We anticipate our capital needs will be met through the sale of shares for cash, exercise of options and issuance of shares for services. However, to achieve our business objectives, we must obtain at least $500,000. To date, we have not received a commitment for capital in any amount and we cannot assure you that we will be able to obtain any capital. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

Capital Expenditures
During the First Quarter 2008 and the First Quarter 2007, we made no our capital expenditures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
Evaluation of Controls and Procedures
As of March 31, 2008, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of March 31, 2008. Our evaluation identified deficiencies related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. These deficiencies are due to the limited resources currently available to the Company. Management is making efforts to utilize its resources more effectively to eliminate these deficiencies until the Company is able to obtain sufficient funds for business development, including improvements in internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2008.

Management’s Assessment of Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2008, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of March 31, 2008, our internal control over financial reporting was not effective. Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None which have not been previously reported.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders, during the three months ended March 31, 2008.
Item 5. Other Information.
None.
Item 6. Exhibits.
Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(b)
31.2 *	Certification of Chief Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(b)
32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.1 *	Certification of Chief Accounting Officer Pursuant to 18 U.S.C. Section 1350
* filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 20, 2008.	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer