Form 10-Q
period 2008-06-30
Diamond I, Inc.
filed 2008-08-15
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 33-19961

Diamond I, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of August 13, 2008, there were 464,016,707 shares of the issuer’s common stock outstanding.


PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Diamond I, Inc.
Condensed Consolidated Balance Sheets as of June 30, 2008 (unaudited), and December 31, 2007 (audited)	3
Condensed Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2008 (unaudited) and 2007 (unaudited), and the Period from June 17, 2003 (Inception), Through June 30, 2008 (unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2008 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 (unaudited) and 2007 (unaudited), and the Period from June 17, 2003 (Inception), Through June 30, 2008 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	8


DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008, and December 31, 2007
6/30/08 unaudited	12/31/07
ASSETS
Current assets
Cash	$---	$294
Total current assets	---	294
Equipment - net of accumulated depreciation of $102,115 and $100,911, respectively	---	1,204
Total assets	$---	$1,498
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,496	$4,500
Accrued expenses	443,032	293,032
Short-term payable - third party	30,400	30,400
Short-term note payable - related party	41,640	41,640
Accrued interest - shareholders	9,256	7,582
Dividend payable on preferred stock	127,500	112,500
Total current liabilities	659,324	489,654
Commitments
Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 50,000,000 shares authorized, 500,000 Series A shares issued and outstanding	500	500
Common stock, $.001 par value; 700,000,000 shares authorized, 342,016,707 and 354,016,707 shares issued and outstanding, at June 30, 2008, and December 31, 2007, respectively	354,017	342,017
Subscription receivable	(128,000)	(128,000)
Additional paid-in capital	29,870,158	29,873,158
Deficit accumulated during the development stage	(30,755,999)	(30,575,831)
Total stockholders’ (deficit)	(659,324)	(488,156)
Total liabilities and stockholders’ equity (deficit)	$---	$1,498
The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended June 30, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through June 30, 2008
Three Months Ended June 30,	Six Months Ended June 30,
(2008) (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)	Inception through 6/30/2008 (unaudited)
Revenues	$---	$---	$---	$---	$10,784
Internet access costs	---	---	---	---	(32,850)
Gross profit (loss)	---	---	---	---	(22,066)
OPERATING EXPENSES
Professional and consulting fees	21,000	47,100	21,000	249,200	4,204,672
Compensation expense	81,000	79,200	156,000	157,200	5,338,776
Depreciation and amortization	---	35,156	1,204	78,631	298,680
Impairment loss	---	---	---	---	17,473,096
General and administrative (excluding professional and consulting fees, compensation expense, depreciation and impairment loss)	66	32	290	245	3,387,595
Total operating expenses	102,066	161,488	178,494	485,276	30,702,819
LOSS FROM OPERATIONS	(102,066)	(161,488)	(178,494)	(485,276)	(30,724,885)
OTHER INCOME (EXPENSE)	(837)	---	(1,674)	(837)	(31,114)
NET LOSS	$(102,903)	$(161,488)	(180,168)	(486,113)	$(30,755,999)
Deemed dividend on preferred stock	$---	$---	$---	$---	$(165,442)
Cumulative preferred dividends	(7,500)	(7,500)	(15,000)	(15,000)	(127,500)
Net Loss Charged to Common Shareholders	$(110,403)	$(168,988)	$(195,168)	$(501,113)	$(31,048,941)
Net loss applicable to common shareholders
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic and diluted	344,016,706	316,153,416	343,016,706	303,027,808
The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Six Months Ended June 30, 2008 (unaudited)
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2007	500,000	$500	342,016,707	$342,017	$29,873,158	$(128,000)	$(30,575,831)	$(488,156)
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(77,265)	(77,265)
Balance, March 31, 2008	500,000	500	342,016,707	342,017	29,865,658	(128,000)	(30,653,096)	(572,921)
Stock issued for bonuses	---	---	3,000,000	3,000	3,000	---	---	6,000
Stock issued for services	---	---	9,000,000	9,000	9,000	---	---	18,000
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(102,903)	(102,903)
Balance, June 30, 2008	500,000	$500	354,016,707	$354,017	$29,870,158	$(128,000)	$(30,755,999)	$(659,324)
The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through June 30, 2008
Six Months Ended June 30,
(2008) (unaudited)	2007 (unaudited)	Inception Through 6/30/08 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(180,168)	$(486,113)	$(30,755,999)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	1,204	78,631	298,680
Stock issued for services and bonuses	24,000	252,898	8,300,698
Impairment loss and write-down of assets	---	---	17,473,096
Warrant expense	---	---	2,200,389
Donated capital, officers’ salaries	---	---	279,808
Loss on debt extinguishment	---	---	23,000
Changes in assets and liabilities:
Accrued expenses	150,000	114,839	443,032
Accrued interest	1,674	---	9,256
Accounts payable	2,996	30,400	7,496
CASH FLOWS USED IN OPERATING ACTIVITIES	(294)	(9,345)	(1,720,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(102,116)
CASH FLOWS USED IN INVESTING ACTIVITIES	---	---	(102,116)
The accompanying notes are an integral part of these statements.


Six Months Ended June 30,
(2008) (unaudited)	2007 (unaudited)	Inception Through 6/30/08 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	(14,000)	---	(73,000)
Proceeds from related party advances	2,000	---	102,640
Sale of preferred stock and warrants	---	---	500,000
Proceeds from exercise of warrants	---	---	742,400
Shareholder contributions to capital	---	2,220	5,220
Contract party contributions to capital	---	---	---
Proceeds from short term payable	12,000	---	67,400
Sale of common stock, net	---	10,000	478,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	---	12,220	1,822,660

NET CHANGE IN CASH	(294)	2,875	---
Cash, beginning of period	294	35	---
Cash, end of period	$---	$2,910	$---

Supplemental information:
Income taxes paid	$---	$---	$---
Interest paid	$---	$---	$---
Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$15,000	$15,000	$127,500
Stock issued in acquisition	$---	$---	$16,687,627
Stock issued for wi-fi hotspots	$---	$---	$120,900
Warrants issued for patent	$---	$485,133	$485,133
Stock issued for software	$---	$376,000	$376,000
Stock issued for payment of note payable	$---	$25,000	$25,000

The accompanying notes are an integral part of these statements.


DIAMOND I, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008 (unaudited)

Note 1. Basis of Presentation
The condensed consolidated balance sheet as of June 30, 2008, the statement of revenues and expenses for the six months ended June 30, 2008 and 2007, and the period from inception (June 17, 2003) through June 30, 2008, the statement of stockholders’ equity (deficit) for the six months ended June 30, 2008, and the statement of cash flows for the three months and six months ended June 30, 2008 and 2007, and the period from inception (June 17, 2003) through June 30, 2008, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at June 30, 2008, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note 2. Going Concern
Diamond I has incurred losses totaling $30,755,999 through June 30, 2008, and had no working capital at June 30, 2008. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3. Capital Stock
Stock for Services, Salary and Bonuses
During the first six months of 2008, Diamond I issued a total of 9,000,000 shares of common stock to consultants, 8,000,000 shares to a director of Diamond I and 1,000,000 shares to a third party, for services, resulting in $18,000 in non-cash compensation expense included in professional and legal expenses and consulting fees in the accompanying statement of revenues and expenses.

During the first six months of 2008, Diamond I issued a total of 3,000,000 shares of common stock valued at $6,000 as bonuses to certain of its directors.
Diamond I measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

Item 4. Subsequent Events
Since June 30, 2008, Diamond I has issued shares of its common stock, as follows:
-	35,000,000 shares in payment of consulting services provided by third parties, which shares were valued, in the aggregate, at $140,000;
-	30,000,000 shares in payment of $375,000 in accrued salary of two officers;
-	25,000,000 shares in payment of Diamond I’s acquisition of its outstanding shares of preferred stock, the value of which preferred stock was $500,000; and
-	20,000,000 shares were issued for a total of $50,000 in cash.
Diamond I measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.


Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
References to “us”, “we” and “our” include our subsidiaries, Diamond I Technology, Inc. and U.S. BioFuels Exchange, LLC, unless otherwise indicated.
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

We do not undertake, and specifically disclaim any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Current Business Activities
Until June 2008, we actively pursued the development of our online casinos that we designed to produce revenues by click-through advertising. We also had conducted, until June 2008, wireless gaming and oil and gas business development activities. Our wireless gaming and oil and gas endeavors lacked needed capital and we had determined to pursue these business opportunities only at such time as we obtain the capital necessary to do so. Our strategy to derive click-through advertising revenues from our online casinos appears to have been capable of success, following the launch of IslandBlueCasino.net and VegasBetLive.com. However, following the addition of Thomas Gray to our board of directors, it was determined that we would pursue Mr. Gray’s vision of an online biofuels exchange, rather than to continue to pursue our other business interests. In June 2008, we announced that our company would pursue the establishment of the U.S. BioFuels Exchange (the “US-BX”).

The US-BX
We have established an Internet site, www.USBiofuelsExchange.com, on which we intend to establish the US-BX, a new biofuels marketplace. The US-BX is the brainchild of Mr. Gray, our newest director. Mr. Gray’s vision would bring to the presently chaotic biofuels marketplace an orderly and efficient matching of producers and other sellers with buyers, using the Internet, in a manner similar to the model currently employed by eBay.com.

We are currently designing the US-BX web site and completing the software engineering required for the launch of the US-BX. It is expected that we will open the US-BX web site for beta testing during September 2008. Shortly thereafter, we intend to open the US-BX for trading. Because the US-BX is a new venture, there is no assurance that it will be successful.

The US-BX is to be the first and only Internet marketplace for all current and future biofuels and biofuel products, which include biodiesel (in all of its forms) and ethanol. Biofuel producers and other sellers will list their biofuel quantities and desired pricing directly on the US-BX web site. Then, buyers will buy or bid on these listed biofuel quantities. It is intended that the US-BX will charge a fee on every transaction between sellers and buyers. The US-BX expects that it will, in the long-term, assist in bringing market order to a large, fast-growing and chaotic marketplace, by offering a venue that will facilitate national pricing, among other things, for biofuels and biofuel products. The US-BX will be dynamic. Biofuels producers and other sellers will be able to update, in real time, their available quantities, as well as pricing, as often as desired.

Through a private offering of securities, we were able to obtain $40,000 for the establishment of the US-BX, which amount is adequate to complete the design and software engineering of the US-BX web site and to begin the marketing of the online biofuels exchange.

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

Results of Operations - First Six Months 2008 vs. First Six Months 2007
Revenues. We generated no revenues during the First Six Months 2008. We did not have any revenue during the First Quarter 2007. We expect that the US-BX will begin to derive revenues from operations during the fourth quarter of 2008. However, there is no assurance that this will be the case. Further, if the US-BX does begin to produce revenues from operations, we cannot predict the amount of revenues.

Expenses. Our operating expenses during the First Six Months 2008 were $178,494 compared to $485,276 for the First Six Months 2007. Our non-cash operating expenses, which include stock issued for services, accrued salaries and depreciation and amortization, totalled $175,204 for the First Six Months 2008 compared to $446,368 for the First Six Months 2007.

Until we obtain sufficient operating capital, it can be expected that we will issue shares of our common stock to third-parties in payment of services rendered on our behalf.
Financial Condition
We have incurred losses from inception of $30,755,999 and we have lacked adequate capital with which to accomplish our business objectives. At June 30, 2008, we had a working capital deficit of $659,324 and we remain substantially illiquid.

Subsequent to June 30, 2008, in August 2008, we obtained $50,000, pursuant to a private offering. $40,000 of these funds will be applied to the establishment of the US-BX, while the remaining $10,000 will be used for working capital.

Our Capital Needs
We believe that our current level of operations can be maintained for the next twelve months. We anticipate our capital needs will be met through the sale of shares for cash, exercise of options and issuance of shares for services. However, to achieve our complete business plan for the US-BX, we must obtain an additional $200,000. To date, we have not received a commitment for additional capital in any amount and we cannot assure you that we will be able to obtain any additional capital. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

Capital Expenditures
During the First Six Months 2008 and the First Six Months 2007, we made no our capital expenditures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
Evaluation of Controls and Procedures
As of June 30, 2008, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2008. Our evaluation identified deficiencies related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. These deficiencies are due to the limited resources currently available to the company. Management is making efforts to utilize its resources more effectively to eliminate these deficiencies until the company is able to obtain sufficient funds for business development, including improvements in internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2008.

Management’s Assessment of Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2008, our internal control over financial reporting was not effective. Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In addition to issuances already reported, during the three months ended June 30, 2008, we issued shares of our common stock, as follows:
1.	(a)	Securities Sold. In May 2008, 1,000,000 shares of common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to Mary Ruffner.
(c)	Consideration. Such shares of common stock were issued pursuant to a consulting agreement, with an aggregate value of $2,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

2.	(a)	Securities Sold. In May 2008, 1,000,000 shares of common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to two of our directors, Gregory A. Bonner (500,000 shares) and Ira R. Witkin (500,000 shares).
(c)	Consideration. Such shares of common stock were issued as bonuses, with an aggregate value of $2,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

Subsequent to June 30, 2008, we have issued shares of our common stock, as follows:
3.	(a)	Securities Sold. In July 2008, 35,000,000 shares of common stock were issued.
(b)
Underwriter or Other Purchasers. Such shares of common stock were issued to third-party consultants, The George Miller Company (3,000,000 shares), James Kaufman (15,000,000 shares), Newlan & Newlan (12,000,000 shares) and Shaji Parol (5,000,000 shares).

(c)	Consideration. Such shares of common stock were issued pursuant to separate consulting agreements, with an aggregate value of $108,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

4.	(a)	Securities Sold. In July 2008, 30,000,000 shares of common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to two of our officers, David Loflin (25,000,000 shares) and Waddell D. Loflin (5,000,000 shares).
(c)	Consideration. Such shares of common stock were issued in payment of accrued salary in the aggregate amount of $375,000.
(d)
Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. These purchasers were sophisticated investors capable of evaluating an investment in our company.

5.	(a)	Securities Sold. In August 2008, 20,000,000 shares of common stock were issued.
(b)	Underwriter or Other Purchasers. Such shares of common stock were issued to five parties in a private offering.
(c)	Consideration. Such shares of common stock were sold for cash in the aggregate amount of $50,000, or $.002 per share.
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
No matter was submitted to our shareholders, during the three months ended June 30 2008.
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

Date: August 15, 2008.	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer