Form 10-Q
period 2008-09-30
Diamond I, Inc.
filed 2008-11-19
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 33-19961

Diamond I, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of November 17, 2008, there were 464,016,707 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
Diamond I, Inc.
Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited), and December 31, 2007 (audited)	3
Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited), and the Period from June 17, 2003 (Inception), Through September 30, 2008 (unaudited)	4
Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2008 (unaudited)	5
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 (unaudited) and 2007 (unaudited), and the Period from June 17, 2003 (Inception), Through September 30, 2008 (unaudited)	6
Notes to Condensed Consolidated Financial Statements	8

DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008, and December 31, 2007
9/30/08 unaudited	12/31/07
ASSETS
Current assets
Cash	$---	$294
Total current assets	---	294
Equipment - net of accumulated depreciation of $102,115 and $100,911, respectively	---	1,204
Total assets	$---	$1,498
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$12,877	$4,500
Accrued expenses	110,919	293,032
Short-term payable - third party	30,400	30,400
Short-term note payable - related party	23,340	41,640
Accrued interest - shareholders	10,093	7,582
Dividend payable on preferred stock	127,500	112,500
Total current liabilities	315,129	489,654
Commitments
Stockholders’ equity (deficit)
Series A Convertible Preferred Stock, $.001 par value, 50,000,000 shares authorized, 500,000 and -0- Series A shares issued and outstanding	---	500
Common stock, $.001 par value; 700,000,000 shares authorized, 464,016,707 and 342,016,707 shares issued and outstanding	464,017	342,017
Subscription receivable	(128,000)	(128,000)
Additional paid-in capital	30,292,658	29,873,158
Deficit accumulated during the development stage	(30,943,804)	(30,575,831)
Total stockholders’ (deficit)	(315,129)	(488,156)
Total liabilities and stockholders’ equity (deficit)	$---	$1,498
The accompanying notes are an integral part of these statements.
DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended Septmber 30, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through September 30, 2008
Three Months Ended September 30,	Nine Months Ended September 30,
(2008) (unaudited)	2007 (unaudited)	2008 (unaudited)	2007 (unaudited)	Inception through 9/30/2008 (unaudited)
Revenues	$---	$---	$---	$---	$10,784
Internet access costs	---	---	---	---	(32,850)
Gross profit (loss)	---	---	---	---	(22,066)
OPERATING EXPENSES
Professional and consulting fees	107,000	36,100	128,000	285,300	4,311,672
Compensation expense	42,887	75,000	198,887	232,200	5,381,663
Depreciation and amortization	---	31,455	1,204	110,086	298,680
Impairment loss	---	---	---	---	17,473,096
General and administrative (excluding professional and consulting fees, compensation expense, depreciation and impairment loss)	37,081	1,808	37,370	2,053	3,424,675
Total operating expenses	186,968	144,363	365,461	629,639	30,889,786
LOSS FROM OPERATIONS	(186,968)	(144,363)	(365,461)	(629,639)	(30,091,852)
OTHER INCOME (EXPENSE)	(837)	---	(2,511)	(837)	(31,951)
NET LOSS	$(187,805)	$(144,363)	(367,972)	(630,476)	$(30,943,803)
Deemed dividend on preferred stock	$---	$(---)	$(---)	$(---)	$(165,442)
Cumulative preferred dividends	---	(7,500)	(15,000)	(22,500)	(127,500)
Net Loss Charged to Common Shareholders	$(187,805)	$(151,863)	$(382,972)	$(652,976)	$(31,236,745)
Net loss applicable to common shareholders
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding
Basic and diluted	450,394,485	324,883,374	380,046,335	310,385,439
The accompanying notes are an integral part of these statements.
DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended Septmber 30, 2008 (unaudited)
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Balance, December 31, 2007	500,000	$500	342,016,707	$342,017	$29,873,158	$(128,000)	$(30,575,831)	$(488,156)
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(77,265)	(77,265)
Balance, March 31, 2008	500,000	$500	342,016,707	$342,017	$29,865,658	$(128,000)	$(30,653,096)	$(572,921)
Stock issued for bonuses	---	---	3,000,000	3,000	3,000	---	---	6,000
Stock issued for services	---	---	9,000,000	9,000	9,000	---	---	18,000
Dividend payable on preferred stock	---	---	---	---	(7,500)	---	---	(7,500)
Net loss	---	---	---	---	---	---	(102,903)	(102,903)
Balance, June 30, 2008	500,000	$500	354,016,707	$354,017	$29,870,158	$(128,000)	$(30,755,999)	$(659,324)
Cancellation of preferred stock	(500,000)	(500)	---	---	500	---	---	---
Stock issued for preferred stock	---	---	25,000,000	25,000	(25,000)	---	---	---
The accompanying notes are an integral part of these statements.

DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Nine Months Ended Septmber 30, 2008 (unaudited)
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated During the Development Stage	Total
Stock issued for accrued salary	---	---	30,000,000	30,000	345,000	---	---	375,000
Stock issued for consulting services	---	---	35,000,000	35,000	72,000	---	---	107,000
Stock issued for cash	---	---	20,000,000	20,000	30,000	---	---	50,000
Net loss	---	---	---	---	---	---	(187,805)	(187,805)
Balance, September 30, 2008	---	$---	464,016,707	$464,017	$30,292,658	$(128,000)	$(30,943,804)	$(315,129)
The accompanying notes are an integral part of these statements.

DIAMOND I, INC.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through September 30, 2008
Nine Months Ended September 30,
(2008) (unaudited)	2007 (unaudited)	Inception Through 9/30/08 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(367,972)	$(630,476)	$(30,943,803)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	1,204	110,086	298,680
Stock issued for services and bonuses	131,000	288,998	8,407,698
Stock issued in payment of accrued salary	375,000	---	375,000
Impairment loss and write-down of assets	---	---	17,473,096
Warrant expense	---	---	2,200,389
Donated capital, officers’ salaries	---	---	279,808
Loss on debt extinguishment	---	---	23,000
Changes in assets and liabilities:
Accrued expenses	(182,113)	189,839	110,919
Accrued interest	2,511	---	10,093
Accounts payable	8,376	30,400	12,876
CASH FLOWS USED IN OPERATING ACTIVITIES	(31,994)	(11,153)	(1,752,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(102,116)
CASH FLOWS USED IN INVESTING ACTIVITIES	---	---	(102,116)
The accompanying notes are an integral part of these statements.

Nine Months Ended September 30,
(2008) (unaudited)	2007 (unaudited)	Inception Through 9/30/08 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	(18,300)	---	(77,300)
Proceeds from related party advances	---	---	100,640
Sale of preferred stock and warrants	---	---	500,000
Proceeds from exercise of warrants	---	---	742,400
Shareholder contributions to capital	---	2,220	5,220
Contract party contributions to capital	---	---	---
Proceeds from short term payable	---	---	55,400
Sale of common stock, net	50,000	10,000	528,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	31,700	12,220	1,854,360

NET CHANGE IN CASH	(294)	1,067	---
Cash, beginning of period	294	35	---
Cash, end of period	$---	$1,102	$---
Supplemental information:
Income taxes paid	$---	$---	$---
Interest paid	$---	$---	$---
Non-cash Investing and Financing Activities:
Cumulative dividends on preferred stock	$15,000	$22,500	$127,500
Stock issued in acquisition	$---	$---	$16,687,627
Stock issued for wi-fi hotspots	$---	$---	$120,900
Warrants issued for patent	$---	$---	$485,133
Stock issued for software	$---	$---	$376,000
Stock issued for payment of note payable	$---	$---	$25,000
The accompanying notes are an integral part of these statements.

DIAMOND I, INC.
(a development stage company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 (unaudited)

Note 1. Basis of Presentation
The condensed consolidated balance sheet as of September 30, 2008, the statement of revenues and expenses for the three months and nine months ended September 30, 2008 and 2007, and the period from inception (June 17, 2003) through September 30, 2008, the statement of stockholders’ equity (deficit) for the nine months ended September 30, 2008, and the statement of cash flows for the nine months ended September 30, 2008 and 2007, and the period from inception (June 17, 2003) through September 30, 2008, have been prepared by Diamond I, Inc. (together with its subsidiaries, “Diamond I”) without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows of Diamond I at September 30, 2008, and for all other periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the Securities and Exchange Commission’s rules for interim reporting. Accordingly, these financial statements should be read in conjunction with the financial statements and accompanying notes thereto in Diamond I’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

Note 2. Going Concern
Diamond I has incurred losses totaling $30,943,803 through September 30, 2008, and had limited working capital at September 30, 2008. Because of these conditions, Diamond I will require additional working capital to continue operations and develop the business. Diamond I intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3. Capital Stock
Stock for Services, Salary and Bonuses
During the first nine months of 2008, Diamond I issued a total of 44,000,000 shares of common stock to consultants, of which 8,000,000 shares were issued to a director of Diamond I in his role as a consultant and 36,000,000 shares were issued to third parties, for services, resulting in $125,000 in non-cash compensation expense included in professional and consulting fees in the accompanying statement of revenues and expenses. During the first nine months of 2007, Diamond I issued a total of 22,640,000 shares of common stock to third-party consultants for services, resulting in $284,798 in non-cash compensation expense included in professional and consulting fees in the accompanying statement of revenues and expenses.

During the first nine months of 2008, Diamond I issued a total of 3,000,000 shares of common stock valued at $6,000 as bonuses to certain of its directors. During the first nine months of 2007, Diamond I issued a total of 200,000 shares of common stock valued at $4,200 as bonuses to certain of its directors.

During the first nine months of 2008, Diamond I issued a total of 30,000,000 shares of common stock in payment of $375,000 in accrued and unpaid salaries of two of its officers. During the first nine months of 2007, Diamond I issued a total of 16,162,951 shares of common stock in payment of $339,422 in accrued and unpaid salaries of two of its officers.

Diamond I measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore Diamond I recorded the expense at the date of issuance.

Note 4. Sale of Common Stock
In July 2008, Diamond I sold 20,000,000 shares of its common stock in a private offering to unrelated third parties for $50,000 in cash.
Note 5. Purchase of Preferred Stock
In July 2008, Diamond I purchased all 500,000 shares of its then-outstanding Series A preferred stock, by the issuance of 25,000,000 shares of its common stock.
Note 6. U.S. BioFuels Exchange, LLC (“US-BX”)
Diamond I has established an Internet site, www.us-bx.com, on which it intends to establish the US-BX, a new biofuels marketplace. The web site has been completed, mock trading has begun and live, real-time trading of biofuels will begin in the near future. Diamond I will derive revenues from transaction fees charged with respect to each trade on the US-BX.

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

The US-BX
We have established an Internet site, www.US-BX.com. We are nearly ready to launch this new biofuels marketplace. The US-BX is designed to bring to the presently chaotic biofuels marketplace an orderly and efficient matching of producers and other sellers with buyers, using the Internet, in a manner similar to the model currently employed by eBay.com.

The US-BX is expected to open for trading in December 2008. Because the US-BX is a new venture, there is no assurance that it will be successful.
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

Through a private offering of securities, we were able to obtain $50,000 for the establishment of the US-BX, which amount is adequate to complete the design and software engineering of the US-BX web site and to begin the marketing of the online biofuels exchange.

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

Results of Operations
Three Months Ended September 30, 2008, vs. Three Months Ended September 30, 2007.
Revenues. We did not generate any revenues during either the 2008 or the 2007 three month period ended September 30. During the 2008 period, we began to pursue the development of the US-BX. The US-BX web site has been substantially completed and we expect that “live” biofuels trading will begin during December 2008. We cannot predict the level of revenues we will derive from the US-BX.

Expenses. Our operating expenses during the three months ended September 30, 2008, were $186,968, up from $144,363 for the prior year’s three month period. Our non-cash operating expenses, which include stock issued for services and for bonuses, accrued salaries and depreciation and amortization, totalled $149,887 and $67,555, for the three month periods, respectively. In addition, in the current period, we issued a total of 30,000,000 shares in payment of $375,000 in accrued salary to two of our officers.

First Nine Months 2008 vs. First Nine Months 2007
Revenues. We generated no revenues during the First Nine Months 2008. We did not have any revenue during the Nine Months of 2007. We expect that the US-BX will begin to derive revenues from operations during the fourth quarter of 2008. However, there is no assurance that this will be the case. Further, if the US-BX does begin to produce revenues from operations, we cannot predict the amount of revenues.

Expenses. Our operating expenses during the First Nine Months 2008 were $365,461 compared to $629,639 for the First Nine Months 2007. Our non-cash operating expenses, which include stock issued for services, accrued salaries and depreciation and amortization, totalled $328,091 for the First Nine Months 2008 compared to $399,084 for the First Nine Months 2007.

Until we obtain sufficient operating capital, it can be expected that we will issue shares of our common stock to third-parties in payment of services rendered on our behalf.
Financial Condition
We have incurred losses from inception of $30,943,803 and we have lacked adequate capital with which to accomplish our business objectives. At September 30, 2008, we had a working capital deficit of $315,129 and we remain substantially illiquid.

In August 2008, we obtained $50,000, pursuant to a private offering. $40,000 of these funds is to be applied to the establishment of the US-BX, while the remaining $10,000 is to be used for working capital.

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

Capital Expenditures
During the First Nine Months 2008 and the First Nine Months 2007, we made no our capital expenditures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.
Item 4T. Controls and Procedures.
Evaluation of Controls and Procedures
As of September 30, 2008, an evaluation was performed by our President and Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2008. Our evaluation identified deficiencies related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. These deficiencies are due to the limited resources currently available to the company. Management is making efforts to utilize its resources more effectively to eliminate these deficiencies until the company is able to obtain sufficient funds for business development, including improvements in internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2008.

Management’s Assessment of Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2008, our internal control over financial reporting was not effective. Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
We are not currently involved in any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders.
No matter was submitted to our shareholders, during the three months ended September 30 2008.
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

Date: November 19, 2008.	DIAMOND I, INC.

By:	/s/ DAVID LOFLIN
David Loflin
President and Acting Chief Financial Officer