Form 10-K
period 2008-12-31
ubroadcast, inc.
filed 2009-04-15
CIK 828940

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2008

[ ]          Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________

Commission File No. 33-19961

ubroadcast, inc.

(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1666 Garnet Avenue, Suite 312, San Diego, California 92109

(Address of Principal Executive Offices, Including Zip Code)

              Registrant’s telephone number, including area code: (866) 352-6975

              Securities Registered under Section 12(b) of the Exchange Act: None

              Securities Registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of June 30, 2008, was approximately $1,000,000.

The number of shares outstanding of the issuer’s common equity as of April 9, 2009, was 119,794,259 shares of common stock, par value $.001.

Documents Incorporated by Reference: None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

              The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements about our beliefs, plans, objectives, goals, expectations, estimates and intentions that are subject to significant risks and uncertainties and are subject to change based on various factors, many of which are beyond our control. The words “may”, “could”, “should”, “would”, “believe”, “anticipate”, “estimate”, “expect”, “intend”, “plan”, “target”, “goal” and similar expressions are intended to identify forward-looking statements.

              All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by many factors, including, without limitation, the following factors:

              –            the strength of the United States economy;

              –            changes in the securities markets;

              –            legislative or regulatory changes;

              –            the loss of our key personnel;

              –            technological changes;

              –            changes in customer habits; and

              –            our ability to manage the risks involved in the foregoing.

              However, other factors besides those listed above or discussed elsewhere in this Report also could adversely affect our results, and you should not consider any such list of factors to be a complete set of all potential risks or uncertainties. These forward-looking statements are not guarantees of future performance, but reflect the present expectations of future events by our management and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Any forward-looking statements made by us speak only as of the date they are made. We do not undertake to update any forward-looking statement, except as required by applicable law.

PART I

Item 1. Business

Recent Events

              In January 2009, in a combination that will be accounted for as a reverse-acquisition, we acquired ubroadcast, Inc., the owner of ubroadcast.com, an Internet broadcasting web site. It is around ubroadcast.com that our business plan is structured.

              On February 6, 2009, we changed our corporate name from Diamond I, Inc. to “ubroadcast, inc.” At the same time, we effected a 1-for-32 reverse split of our then-outstanding shares of common stock. In March 2009, we formed a new Voice Network Division, “BriteVoiceTM”, that will allow us to become a buyer and seller of telecommunications voice traffic, in the U.S. and internationally. Importantly, as it relates to our ubroadcast.com structure, BriteVoice will enable us to terminate calls on our own in-house network and provide our “broadcasters” (television and radio) with a unique call-in number for users to listen and interact with ubroadcast.com shows, including mobile phone users listening by streaming audio through their car radio.

Available Information

              We file or furnish annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at I -800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

              We also make available, free of charge through our internet website (www.ubroadcast.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

History of Our Company

              In June 2003, we change our corporate name to “Air-Q Wi-Fi Corporation” and began to operate as a wireless Internet, or “hotspot” company. In May 2004, we changed our corporate name to “AirRover Wi-Fi Corp.”, following our acquisition of a small wireless Internet company of a similar name.

              During the last half of 2004, our hotspot business did not expand as expected. This lack of growth was in line with the rest of the hotspot industry. Given those circumstances, our management determined to expand our company’s outlook, to focus on the development of products that embodied wireless, or “Wi-Fi”, technologies rather than on the provision of hotspot Internet access. In conjunction with this determination, we began a search for Wi-Fi-related products that offered growth potential and were available for acquisition.

              In January 2005, we acquired a privately-held wireless (Wi-Fi-based) gaming company, Diamond I Technologies, Inc. and changed our corporate name to “Diamond I, Inc.” Through 2007, we pursued the commercial placement of our hand-held wireless gaming system for use primarily in casinos. These activities had been promising after the State of Nevada passed a law permitting hand-held gaming in certain areas of casinos.

              During the last half of 2007, in an effort to diversify our company’s business as we sought additional capital for our wireless gaming efforts, we (I) attempted to acquire certain oil and gas properties without success, due to issues faced by the purported seller, and (2) opened several online “casinos”, i.e., Internet web sites offering poker and other card games “for entertainment purposes only”, with a plan to derive revenues from its “click-through advertising” program. During 2008, we generated a small amount of revenues from these online “casinos”.

              In June 2008, we began the development of an online biofuels exchange called the “US-BX”. These development activities, which included the design and programming of the US-BX web site, were nearing completion in November 2008. In November 2008, we were presented with an opportunity to acquire ubroadcast, Inc. After investigating this opportunity, our Board of Directors determined that the interests of our company and our shareholders would best be served by acquiring ubroadcast, Inc. rather than to continue to pursue the development and start-up of the US-BX. In January 2009, we acquired ubroadcast, Inc. In connection with our acquisition of ubroadcast, Inc., there occurred a change in control of our company. The business plan of ubroadcast, Inc. has been adopted by our board of directors and we will pursue the development of the “ubroadcast.com” web site and related activities.

Overview

              Founded in 2006, in San Diego, California, ubroadcast, Inc. developed proprietary software, with which anyone can host a live interactive radio show on the Internet. In April 2009, we plan to launch “ubroadcast TV’‘, which will allow users to produce live television shows, in addition to radio. Our future focus will be on the development and marketing of our ubroadcast TV product, as we believe that ubroadcast TV offers our company a great chance at success.

              Since being established, our Internet broadcasting web site, ubroadcast.com, has received media attention and coverage in Rolling Stone Magazine, About.com, TechCrunch and ABC News. The San Diego Business Journal headline stated that the market for ubroadcast.com programs could be “Larger than MySpace® and YouTube®”.

Business Objective

              Digital video recording (e.g., TiVo®) has forever altered the viewing habits of audiences. Our management believes that the traditional media outlets are failing to engage adequately their advertising clients’ respective customer bases. Unlike other new media outlets, ubroadcast.com has entered the industry to deliver true one-to-one interactive marketing solutions. We believe our strategy will successfully achieve our company’s objective of monetizing content to the benefit of our advertising clients.

              In addition, we will achieve growth in enterprise value through the expansion of our ubroadcast.com subscriber base, which is currently approximately 90,000, because the value of our company can, in large measure, be estimated by assigning a market-based per-subscriber value to each of our subscribers. Also, we will enhance enterprise value through the placement of advertising on our web site.

What is ubroadcast.com?

              ubroadcast.com is a blend of user-generated content and our own original programming, in a high-quality Internet application. We believe we have created a way to “bridge the gap” between Internet and traditional network radio and television.

              Our browser-based software allows anyone to host a live and interactive radio or television show on the Internet, in high-quality format. Combined with original programming and content that we produce, we offer an almost unlimited amount of high-quality content that appeals to the widest range of audiences.

              We offer a synthesized advertising platform that traditional Internet video sites and traditional network television and radio are unable to deliver independently and a viral delivery mechanism that advertisers and sponsors seek. Our advertising platform has the capability to reach a potential audience of hundreds of millions, in a cost effective manner unattainable by traditional forms of radio or television broadcasting. Importantly, we are able to operate our business free of Federal Communications Commission, and other, regulation. Our operating platform is designed to allow simultaneous broadcasting by thousands of channels at any one time. Because we have designed our platform to be extremely user-friendly, new channels can go “live” online on ubroadcast.com at will. By giving the power to the individual to broadcast and interact online, we are collecting a pool of talented individuals from which to draw, as we continue to develop and produce our own high-quality original programming. Our management believes that our company is setting the standard with respect to independent Internet broadcasting.

The ubroadcast Application

              Even a technical novice can easily set up a ubroadcast “channel” and begin broadcasting almost instantly from any location with our proprietary ubroadcast audio software. Our ubroadcast TV website, which is expected to launch in the secondfirst quarter of 2009, may replace the current audio version of the software and will add expanded video capability that will include the following features:

              Important features of our ubroadcast TV software platform include:

              –            The software is a robust platform built to handle, literally, an unlimited amount of viewers or listeners;

              –            The software provides “crystal-clear” live broadcasting from nearly any location at 30 frames per second, with an Internet connection (including mobile broadband) using only 200 Kbs bit rate for video and 44 Kbs bit rate for audio;

              –            The software provides the “power” and features of traditional live network television broadcasting at a fraction of the expense;

              –            The software delivers high-quality picture and sound, even with “entry level” equipment; and

              –            The software is designed to facilitate ease of learning and site navigation by new users.

              Important features of our ubroadcast TV Player include:

              –            The player embeds live event or recorded video in any web page or third party site;

              –            The player is Mac® and PC compatible, requiring no separate installation or download by the user;

              –            The player features a “viral forwarding” function;

              –            The player permits real-time audience participation via an optional chat module;

              –            The player provides high quality video and audio for a superior user experience;

              –            The player features a television-style channel guide and channel-changing capability so as to keep users engaged on the ubroadcast.com web site; and

              –            For potential advertisers, the player provides unlimited sponsorship and branding options, through targeted advertising solutions.

Our Competitive Advantages and Disadvantages

              Competitive Advantages. Our management believes that our ubroadcast TV software platform will provide certain competitive advantages over our competition, including ease of use and the high quality of broadcasting through our web site.

              Competitive Disadvantages. While our management believes we possess certain competitive advantages, there are certain competitive disadvantages that we must overcome, including the following:

              –            Small Capital Base. We do not currently possess sufficient capital to pursue of full plan of business.

              –            Limited In-House Human Resources. Due to our lack of capital, we have not been able to hire personnel that possess the experience and expertise that we will require as we expand our business. We may never possess adequate capital resources to attract such persons. Our inability to do so would likely cause our business prospects to suffer.

              –            Lack of Brand Name Recognition. We do not possess the brand name recognition currently enjoyed by many of our competitors, including YouTube.com and Facebook.com. We may never achieve brand name recognition at a level that would allow us to be successful.

Business Implementation Strategy and Marketing

              Our management believes that conventional media is failing to engage their clients’ customer bases. Digital video recorders have proven to be a TV commercial killer. Satellite radio has negatively impacted radio advertising. Newspaper subscriptions are in dramatic decline as more and more people are getting their news from online sources. New media channels, like ubroadcast.com. are stepping in to deliver true one-to-one interactive marketing solutions for advertisers.

              Our innovative platform represents is a new-media channel for advertisers seeking to reach a highly-profiled audience with interactive marketing and promotions and a strong “viral marketing” component, whereby broadcasters build their own audiences and inspire some of those audience members to become broadcasters themselves. This level of targeted and profiled advertisements cannot be accomplished with traditional television advertising.

              Our basic revenues streams are derived from the following:

              –            Advertising and sponsorship opportunities on a limitless amount of targeted content that is enhanced by a viral marketing component.

              –            “Pay Per View” and other premium channel service or programming packages including live music and sports broadcasts.

              –            Corporate and specialized “white label” commercial-free uses of our technology that are offered via a license or monthly fee to the user.

              ubroadcast.com leverages a perceived advantage that it has over traditional television and radio broadcasting – viral marketing. While traditional TV and radio can benefit from “word of mouth” recommendations of various programming, ubroadcast’s content spreads to the world with a click of a mouse button, because of the rapid information dissemination mechanism inherent to the Internet.

              In order to “seed” our potential audience, ubroadcast.com intends to initiate, once necessary capital is obtained, a substantial advertising and marketing campaign to gain new viewers, broadcasters and advertisers.

              Our strategy for garnering brand name recognition and creating the start of a viral effect includes:

              –            Targeted online adverting to our user demographic.

              –            Live sponsorship and exclusive events with major performers that are broadcast exclusively on ubroadcast.

              –            Syndication of programming and partnerships to place the ubroadcast player on third party websites therefore increasing brand recognition.

              –            Recruiting talent and individuals with an existing, loyal following or user base to produce a show on ubroadcast.

              –            Aggressively market ubroadcast with “in-the-field” teams at music, sports and community events where our representatives can hand out promotional items and free broadcasting equipment from a customized mobile broadcast vehicle that doubles as a portable live broadcast studio. ubroadcast did its first major live remote broadcast at the Safeway vs. Nabisco Celebrity All-Star game in Berkeley, California. Sports super stars including Jerry Rice, Vida Blue, Steve Garvey and more all appeared on the ubroadcast pre-game show hosted by Tonight Show regular Bob Sarlatte, followed by a complete play-by-play of the game.

BriteVoice

              In March 2009, we formed a new Voice Network Division, “BriteVoiceTM”, that will allow us to become a buyer and seller of telecommunications voice traffic, in the U.S. and internationally. Importantly, as it relates to our ubroadcast.com structure, BriteVoice will enable us to terminate calls on our own in-house network and provide our “broadcasters” (television and radio) with a unique call-in number for users to listen and interact with ubroadcast.com shows, including mobile phone users listening by streaming audio through their car radio.

              In addition to its our use, this new, division will give us a business unit that can sell and market wholesale voice traffic to other service providers, social networking sites and other organizations as an additional revenue stream. We believe we already have several commitments for the purchase of wholesale voice traffic termination and expect that this division will, by the third quarter of 2009, be producing approximately $5 million in annualized revenues from both our own and customer usage.

              We have entered into a management agreement with a privately-held third-party, Eastern Point Communications, to serve as manager of BriteVoice. This management agreement operates on renewable thirty-day terms, with a thirty-day termination notice required. In connection with this agreement, we issued 250,000 shares of our common stock as a signing bonus. Eastern Point will be paid a management fee up to $25,000 per month, but only out of “net profits”, plus a monthly performance bonus paid in shares of our common stock, at then-market value, equal to 1.5% of BriteVoice’s gross revenues for the prior month.

Industry

              The Internet is the ultimate free market. With few barriers to entry, there is a constant flow of new web sites competing for the attention of Internet users.

              Some of the most visited web sites offer video content and these web sites enjoy wide spread recognition. We may never be able to compete successfully against these web sites. (See ``Competition”).

Competition

              We are not the first to offer video on the Internet. However, we belive our combination of live, user-generated and original content is unlike anything else currently available on the Internet. We have closely studied the problems and failures with other videos sites to build our business model.

              Our competitors include:

              –            YouTube/Yahoo Video. Online video sites do not possess a live capability and are not focused on a quality video experience for the viewer or original programming. These sites act as a destination for users to upload content. They also have no interactive capability while a video is in progress.

              –            NowLive/Stickam. Other sites that do offer live video broadcasting, such as NowLive and Stickam, offer no original programming and are more focused as a social network experience to broadcast among friends.

              –            Hulu. Only offers video on demand of network television programming, and does not offer original programming or give the user the option to broadcast or interact.

Regulation

              Currently, neither the Internet, in general, nor our business, in particular, is subject to direct governmental regulation. This may change in the future. However, we cannot predict how any such future regulations will affect our business.

Employees

              We currently have three employees, all of whom are officers. As our operations expand, we expect that we will hire non-management employees on as-needed basis, as well as retain the services of independent contractors and outside professionals on an as-needed basis.

Item 1A. Risk Factors

              Not applicable.

Item 1B. Unresolved Staff Comments

              Not applicable.

Item 2. Properties

              In 2006, we filed patent applications with the U.S. Patent and Trade Mark Office relating to our ubroadcast audio software. We are unable to estimate when and if we will obtain such a patent.

              We own a registered trademark relating to both the name “ubroadcast” and our “pulse” logo. We also own a small amount of office equipment sufficient to conduct our business.

Item 3. Legal Proceedings

              We are not currently involved in any legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders

              No matter was submitted to our shareholders during the last three months of 2008.

              In January 2009, holders of a majority of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation. whereby our authorized capital would be increased to 4,000,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock. This amendment was filed on January 26, 2009.

              In January 2009, holders of a majority of our common stock, acing by written consent in lieu of a meeting, approved an amendment to our amended arid restated certificate of incorporation, whereby (1) our corporate name would change from Diamond I, Inc. “ubroadcast inc.”, (2) our common stock would be reverse split on a 1-for-32 basis and (3) our authorized capital would be increased to 700,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock. This amendment was filed on February 6, 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters

                      and Issuer Purchases of Equity Securities.

Market Information

              Our common stock is quoted on the OTC Bulletin Board, under the symbol “UBCI”. Previously, our common stock has been quoted on the OTC Bulletin Board. under the symbol “DMOI”. The table below sets forth, for the periods indicated, the high and low prices for cur common stock, as reported by the OTC Bulletin Board. These quotations as reported by the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Period	High*	Low*
2007	First Quarter	$.99	$.56
Second Quarter	$.92	$.38
Third Quarter	$.48	$.13
Fourth Quarter	$.528	$.16
2008	First Quarter	$.22	$.10
Second Quarter	$.19	$.05
Third Quarter	$.19	$.06
Fourth Quarter	$.08	$.03
2009	First Quarter	$.20	$.02
*
The foregoing prices have been adjusted to reflect a (a) a one-share-for-every-two-shares forward split of our common stock occurring in May 2007 and (b) a 1 -for-32 reverse split occurring in February 2009.

              You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

              On April 9, 2009, the number of record holders of our common stock, excluding nominees and brokers, was 230 holding 119,794,259 shares.

Dividends

              We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into our company for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Individual Compensation Arrangements	-0-	-0-	-0-

Recent Issuances of Unregistered Securities

              During the last three months of 2008, we issued unregistered securities, as follows:

              1. (a) Securities Sold. 6,250,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to ubroadcast, Inc.; (c) Consideration. Such shares of common stock were issued in payment of an option to acquire ubroadcast, Inc.; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              2. (a) Securities Sold. 625,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan, Attorneys at Law; (c) Consideration. Such shares ofcommon stock were issued in payment of legal services rendered pursuant to a letter agreement and were valued at $20,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              3. (a) Securities Sold. 125,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Gregory A. Bonner (62,500 shares) and Ira R. Witkin (62,500 shares); (c) Consideration. Such shares of common stock were issued as bonuses in consideration of services rendered and were valued at $5,200, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              Subsequent to December 31, 2008, we have issued unregistered securities, as follows:

              1. (a) Securities Sold. 80,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to ubroadcast, Inc.; (c) Consideration. Such shares of common stock were issued pursuant to an agreement and plan of merger with ubroadcast, Inc.; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              2. (a) Securities Sold. 5,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin;(c) Consideration. Such shares of common stock were issued in payment of accrued salary and as a retention bonus; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              3. (a) Securities Sold. 500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Heriberto Cruz; (c) Consideration. Such shares of common stock were issued as a finder’s fee; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              4. (a) Securities Sold. 100,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Ludlow Capital Group; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              5. (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan, Attorneys at Law; (c) Consideration. Such shares of common stock were issued in payment of legal services rendered pursuant to a letter agreement and were valued at $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Item 6. Selected Financial Data

              Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

              In January 2009, in a combination that will be accounted for as a reverse-acquisition, we acquired ubroadcast, Inc., the owner of ubroadcast.com, an Internet broadcasting web site. It is around ubroadcast.com that our business plan is now structured.

              In February 2009, we changed our corporate name from Diamond I, Inc. to “ubroadcast, inc.” At the same time, we effected a 1-for-32 reverse split of our then-outstanding shares of common stock. All share numbers appearing herein reflect this reverse stock split.

              In March 2009, we formed a new Voice Network Division, “BriteVoiceTM”, that will allow us to become a buyer and seller of telecommunications voice traffic, in the U.S. and internationally. Importantly, as it relates to our ubroadcast.com structure, BriteVoice will enable us to terminate calls on our own in-house network and provide our “broadcasters” (television and radio) with a unique call-in number for users to listen and interact with ubroadcast.com shows, including mobile phone users listening by streaming audio through their car radio.

              During the last half of 2007, in an effort to diversify our company’s business as we sought additional capital for our wireless gaming efforts, we (1) attempted to acquire certain oil and gas properties without success, due to issues faced by the purported seller, and (2) opened several online “casinos”, i.e., Internet web sites offering poker and other card games “for entertainment purposes only”, with a plan to derive revenues from its “click-through advertising” program. During 2008, we generated a small amount of revenues from these online “casinos”.

              In June 2008, we began the development of an online biofuels exchange called the “US-BX”. These development activities, which included the design and programming of the US-BX web site, were nearing completion in November 2008. In November 2008, we were presented with an opportunity to acquire ubroadcast, Inc. After investigating this opportunity, our Board of Directors determined that the interests of our company and our shareholders would best be served by acquiring ubroadcast, Inc. rather than to continue to pursue the development and start-up of the US-BX.

Critical Accounting Policies

              While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

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

              New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective January 1, 2008, and has not adversely impacted our financial statements.

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

              In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any non-controlling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) has not impacted our financial position and results of operations.

Results of Operations

              Revenues. For 2008, we operated with little or no cash. In 2008, we generated $5,300 in revenues, but did not generate any revenues during the years ended December 31, 2007 or 2006. During each year, we actively pursued business opportunities, with little success in generating significant revenues. Our lack of success lead to our board of directors’ determination to acquire ubroadcast, Inc. We expect that our “ubroadcast TV”, which is set for launch in April 2009, and our BriteVoice businesses will generate significant revenues for all of 2009. Our BriteVoice division began to generate revenues during April 2009. It is our intention that, by the end of the third quarter of 2009, BriteVoice will be producing approximately $5 million in annualized revenues. We cannot assure you that we will operate profitably.

              Expenses. Our operating expenses during the years ended December 31, 2008 and 2007, were $471,285 and $1,506,156, respectively. Our non-cash operating expenses, which include stock issued for services, totalled $531,200 and $6,075,213, for those years, respectively. We expect that we will continue to issue shares of our common stock to pay for needed outside consulting services, until we obtain additional capital.

Financial Condition

              At December 31, 2008, we had $-0- in cash and a working capital deficit of $263,789. Our working capital deficit is down from its December 31, 2007, level of $489,360. During the third quarter of 2008, we sold shares of our common stock for a total of $50,000, in connection with our U.S. Biofuels Exchange efforts. At the end of 2008, we had no cash on hand. In March 2009, subsequent to our acquisition of ubroadcast, Inc., we obtained approximately $37,000 in cash from sales of our common stock. We will be required to obtain additional capital to continue the development of our ubroadcast TV business plan.

Management’s Plans Relating to Future Liquidity

              We currently possess approximately $5,000 in cash. We will require substantial additional capital to maximize the potential that we believe our ubroadcast TV holds. We may never obtain sufficient capital for this business to become profitable. To date, we have not received a commitment for an equity investment or a loan in any amount.

Capital Expenditures

              During 2007 and 2008, we made no capital expenditures. Should we obtain the capital required to pursue our ubroadcast TV plan of business in full, we expect that we will make significant capital expenditures. However, we cannot predict the exact amount of these potential expenditures.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

              Not Applicable.

Item 8. Financial Statements and Supplementary Data

              The required financial statements appear at the end of the Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

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

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

              We maintain disclosure controls and procedures, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934 (“the Exchange Act”), that are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management as appropriate to allow timely decisions regarding disclosure. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on his evaluation as of the end of the period covered by this Annual Report on Form 10-K, our President and one of our Executive Vice Presidents, who also serves as our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

              Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

              Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on the assessment using those criteria, our management concluded that the internal control over financial reporting was effective at December 31, 2008.

              This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm, pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

              There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Employment Agreements

              In April 2009, the Company entered into employment agreements with John L. Castiglione and Jason Sunstein, pursuant to which each of Messrs. Castiglione and Sunstein will be paid a monthly salary of $11,000. Each of these agreements has a term of three years. Also in April 2009, the Company entered into a second amended and restated employment agreement with David Loflin. Mr. Loflin was issued 7,000,000 shares of Company common stock, in consideration of his changing his legal position by entering into such agreement. Under his employment agreement, as amended, Mr. Loflin will be paid a monthly salary of $11,000, except that Mr. Loflin is to be paid a total of $65,000 in salary over the first two months. The term of Mr. Loflin’s amended employment agreement is three years.

Change in Chief Financial Officer

              In April 2009, our board of directors appointed Jason Sunstein, one of our Executive Vice Presidents and one of our directors, as our new Acting Chief Financial Officer (principal financial and accounting officer), until such time as we are able to hire a permanent Chief Financial Officer.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Officers

              The following table sets forth the officers and directors of ALL Fuels & Energy Company.

Name	Age	Position(s)
John L. Castiglione Jason Sunstein David Loflin	38 37 50	President, CEO and Director Executive Vice President, Secretary and Director Executive Vice President and Director

              Our current officers and directors serve until the next annual meeting of our board of directors or until their respective successors are elected and qualified. All officers serve at the discretion of our board of directors. There exist no family relationships between our officers and directors. Certain information regarding the backgrounds of each of the officers and directors is set forth below.

              John L. Castiglione is a founder of ubroadcast, Inc. and has worked on ubroadcast, Inc.’s development since September 2005, including ubroadcast, Inc.’s pre-formation activities. Prior to his work on ubroadcast, Inc., from 2000 through August 2005, Mr. Castiglione was employed as Vice President of Marketing by Viper Networks, Inc., a publicly-traded San Diego, California-based diversified technology development company.

              Jason Sunstein is a founder of ubroadcast, Inc. and has worked on ubroadcast, Inc.’s development since September 2005, including ubroadcast, Inc.’s pre-formation activities. Prior to his work on ubroadcast, Inc., from 2000 through August 2005, Mr. Sunstein was employed as Vice President of Finance by Viper Networks, Inc., a publicly-traded San Diego, California-based diversified technology development company.

              David Loflin has, since June 2003, served as an executive officer and a director of our company. From June 2003 to January 2009, Mr. Loflin served as our president. In January 2009, Mr. Loflin became one of our executive vice presidents and our treasurer.

Board of Directors

              The Company’s full board did not meet during 2008 and took action by unanimous written consent in lieu of a meeting on 7 occasions.

Executive Committee

              Our board of directors created an executive committee to facilitate management between meetings of the full board of directors. Until January 26, 2009, the executive committee was composed of David Loflin (chairman), Waddell D. Loflin and Gregory A. Bonner. Since the resignations of Messrs. Waddell Loflin and Bonner on that date, the executive committee has had two vacancies.

              Pursuant to our bylaws, between meetings of the full board, the executive committee has the full power and authority of the board in the management of our business and affairs, except to the extent limited by Delaware law. Pursuant to the bylaws of the executive committee, as adopted by the full board, the executive committee has the authority to exercise all powers of the board, except the power:

              –            to declare dividends;

              –            to sell or otherwise dispose of all or substantially all of our assets;

              –            to recommend to our shareholders any action requiring their approval; and

              –            to change the membership of any committee, fill the vacancies thereon or discharge any committee.

              During 2008, the Executive Committee did not meet; however, it took action by unanimous written consent in lieu of a meeting on 5 occasions.

Audit Committee

              Until January 26, 2009, the audit committee was composed of Ira R. Witkin (chairman), Gregory A. Bonner and David Loflin. Since the resignations of Messrs. Waddell Loflin and Bonner on that date, the audit committee has had two vacancies.

              As established by our board, the purposes of the audit committee are:

              –            to oversee the quality and integrity of the financial statements and other financial information we provide to any governmental body or the public;

              –            to oversee the independent auditors’ qualifications and independence;

              –            to oversee the performance of our independent auditors;

              –            to oversee our systems of internal controls regarding finance, accounting, legal compliance and ethics that management and the board have established or will establish in the future;

              –            to establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and other auditing matters and for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;

              –            to provide an open avenue of communication among the independent auditors, financial and senior management, the internal auditing department, and the board, always emphasizing that the independent auditors are accountable to the audit committee; and

              –            to perform such other duties as are directed by the board.

              During 2008, the Audit Committee did not meet nor did it take action by written consent.

Compensation of Directors

              We do not pay any of our directors for their services as directors. It is possible that our management could begin to pay our directors for meetings attended, grant a small number of stock options or issue shares of our common stock for their services. However, no specific determination in this regard has been made.

Limitation of Liability and Indemnification

              Our amended and restated certificate of incorporation contains provisions limiting the liability of directors. Our restated certificate of incorporation provides that a director will not be personally liable to us or to our shareholders for monetary damages for any breach of fiduciary duty as a director, but will continue to be subject to liability for the following:

              –            any breach of the director’s duty of loyalty to us or to our shareholders;

              –            acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law;

              –            unlawful payment of dividends or unlawful stock repurchases or redemptions; and

              –            any transaction from which the director derived an improper personal benefit.

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

Item 11. Executive Compensation

              The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of ubroadcast, inc. at any time during the years ended December 31, 2008, 2007 and 2006, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2008, 2007 and 2006. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2008, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Loflin	2008	180,000(1)	---	---	---	---	---	---	180,000(1)
President and Acting Chief Financial Officer	2007	384,454(2)	---	---	---	---	---	---	384,454(2)
(See Note A below)	2006	180,000(3)	300,000(4)	---	---	---	---	---	480,000(3,4)
Waddell D. Loflin	2008	120,000(5)	---	---	---	---	---	---	120,000(5)
Former Executive V.P. and Secretary	2007	254,968(6)	---	---	---	---	---	---	254,968(6)
2006	120,000(7)	99,000(8)	---	---	---	---	---	219,000(7,8)
Note A:	Mr. Loflin is no longer our president or acting chief financial officer; he currently serves as one of our Executive Vice Presidents.
(1)
Mr. David Loflin was paid $105,000 of his 2008 salary, $75,000 of his 2008 salary was not paid. This amount has been accrued. In addition, Mr. Loflin was issued 781,250 shares of our common stock in payment of $225,000 in accrued salary.

(2)
Mr. David Loflin was paid $12,100 of his 2007 salary, $167,900 of his 2007 salary was not paid. This amount has been accrued. In addition, Mr. Loflin was issued 9,735,904 shares of our common stock in payment of $204,454 in accrued salary.

(3)	Mr. David Loflin was paid $20,546 of his 2006 salary; $159,454 ofhis 2006 salary was not paid. This amount was accrued at December 31, 2006, then was paid is shares of our common stock during 2007.
(4)
 Mr. David Loflin’s bonus amount was paid by the issuance of a total of 13,000,000 shares of our common stock. 8,000,000 of such shares were valued at $.03 per share; and 5,000,000 of such shares were valued at $.012 per share. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

(5)
Mr. Waddell Loflin was paid $78,000 of his 2008 salary; $42,000 of his 2008 salary was not paid. This amount has been accrued. In addition, Mr. Loflin was issued 156,250 shares of our common stock in payment of $150,000 in accrued salary.

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
(8)
Mr. Waddell Loflin’s bonus amount was paid by the issuance of a total of 4,500,000 shares of our common stock. 2,500,000 of such shares were valued at $.03 per share; and 2.000,000 of such shares were valued at $.012 per share. Each valuation reflects the closing price of our common stock, as reported by the OTC Bulletin Board, on the respective dates of issuance.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

              In April 2009, the Company entered into employment agreements with John L. Castiglione and Jason Sunstein, pursuant to which each of Messrs. Castiglione and Sunstein will be paid a monthly salary of $11,000. Each of these agreements has a term of three years. Also in April 2009, the Company entered into an amended and restated employment agreement with David Loflin. Mr. Loflin was issued 7,000,000 shares of Company common stock, in payment of approximately $325,000 in future salary that would have been owed to him over the 30 months ending in July 2011. Under his employment agreement, as amended, Mr. Loflin will be paid a monthly salary of $11,000. The term of Mr. Loflin’s amended employment agreement is three years.

              We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Outstanding Option Awards at Year End

              The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2008, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

Option Awards	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John L. Castiglione	---	---	---	---	n/a	---	n/a	---	---
Jason Sunstein	---	---	---	---	n/a	---	n/a	---	---
David Loflin	---	---	---	---	n/a	---	n/a	---	---
Waddell D. Loflin (former officer and director)	---	---	---	---	n/a	---	n/a	---	---

Director Compensation

              The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2008, 2007 and 2006.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
CURRENT DIRECTORS
John L. Castiglione	---	---	---	---	---	---	---
Jason Sunstein	---	---	---	---	---	---	---
David Loflin	---	---	---	---	---	---	---
FORMER DIRECTORS
Waddell D. Lolfin	---	---	---	---	---	---	---
Gregory A. Bonner	---	14,900(1)	---	---	---	---	14,900(1)
Ira R. Witkin	---	14,900(1)	---	---	---	---	14,900(1)
Thomas J. Gray	---	6,000(2)	---	---	---	---	6,000(2)
(1)	$5,600 of this amount relates to stock awards made in 2008; $2,100 of this amount relates to stock awards made in 2007; and $7,200 of this amount relates to stock awards made in 2006.
(2)	This amount relates to stock awards made in 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

              The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent of any class of our voting securities; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants held by that person are deemed to be outstanding if the warrants are exercisable within 60 days of the date hereof.

              All percentages in the following table are based on a total of 119,794,259 shares of common stock outstanding as if the date hereof. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o 1666 Garnet Avenue, Suite 312, San Diego, California 92109.

Name of Beneficial Owner	Shares	% (1)
John L. Castiglione Jason Sunstein David Loflin All executive officers and directors as a group (3 persons)	37,511,272 34,169,131 13,775,000(2) 85,455,403(2)	31.19% 28.41% 11.45% 71.05%
(1) (2)	Based on 120,263,009 shares outstanding, including a total of 468,750 shares underlying currently outstanding and exercisable warrants. 118,750 of these shares are owned by Phoenix Trust.

Item 14. Certain Relationships and Related Transactions, and Director Independence.

2009 Transactions

              Acquisition of ubroadcast, Inc. In January 2009, pursuant to a plan and agreement of merger, the Company acquired ubroadcast, Inc. As a result of this transaction, the Company experienced a change in control. The Company’s new directors, John L. Castiglione and Jason Sunstein, received 34,793,063 shares and 31,693,106 shares, respectively, of Company common stock in the acquisition transaction and, together, are able to control Company policies and activities.

              Stock Issued for Salary. In January 2009, the Company issued 5,000,000 shares of common stock in payment of all accrued salary of David Loflin of $75,000 and as a retention bonus in the amount of $85,000. This transaction was completed in conjunction with the acquisition of ubroadcast, Inc.

              Employment Agreements. In March 2009, the Company entered into employment agreements with John L. Castiglione and Jason Sunstein, pursuant to which each of Messrs. Castiglione and Sunstein will be paid a monthly salary of $11,000. Each of these agreements has a term of three years. Also in March 2009, the Company entered into an amended and restated employment agreement with David Loflin. Mr. Loflin was issued 7,000,000 shares of Company common stock, in payment of approximately $325,000 in future salary that would have been owed to him over the 30 months ending in July 2011. Under his employment agreement, as amended, Mr. Loflin will be paid a monthly salary of $11,000. The term of Mr. Loflin’s amended employment agreement is three years.

2008 Transactions

              Stock Bonuses. During 2008, three former directors were issued a total of 218,750 shares of Company common stock, in payment of their services as directors. 73,750 of these shares were valued, for financial reporting purposes, at $.064 per share, or $6,000, in the aggregate. 125,000 of these shares were valued, for financial reporting purposes, at $.0416 per share, or $5,200, in the aggregate.

              Stock Issued for Salary. During 2008, we issued a total 937,500 shares of common stock in payment of $375,000 in accrued salary of two of our officers. David Loflin was issued 781,250 of these shares in payment of $250,000 in accrued salary.

2007 Transactions

              Stock Issued for Salary. During 2007, we issued 304,247 shares of common stock to David Loflin in payment of $204,454 in accrued salary. Also, during 2007, we issued 200,845 shares of common stock to a former officer, Waddell D. Loflin, in payment of $134,968 in accrued salary.

              Stock Bonuses. During 2007, two of our former directors, Gregory A. Bonner and Ira R. Witkin, were each issued 3,125 shares our common stock, in payment of their services for 2007 as directors. These shares were valued, for financial reporting purposes, at $4,200, in the aggregate.

Director and Officer Indemnification

              Our amended and restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Delaware law.

Item 14. Principal Accounting Fees and Services

              The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and 2007, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

Year Ended December 31, 2008	Year Ended December 31, 2007
Audit Fees	$17,000	$20,500
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

Item 15. Exhibits, Financial Statement Schedules

              The following documents are filed as part of this Report:

              1.           Financial Statements

                            –            Report of Independent Registered Public Accounting Firm

                            –            Consolidated Balance Sheets as of December 31, 2008 and 2007

                            –            Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through December 31, 2008

                            –            Consolidated Statements of Stockholders’ (Deficit) Equity for the Period from June 17, 2003 (Inception), Through December 31, 2008

                            –            Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through December 31, 2008

                            –            Notes to Consolidated Financial Statements

              2.           Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

              3.           Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit No.	Description
10.1 *	Employment Agreement between Registrant and John L. Castiglione.
10.2 *	Employment Agreement between Registrant and Jason Sunstein.
10.3 *	Amended and Restated Employment Agreement between Registrant and David Loflin.
10.4 *	Letter Agreement between Registrant and Newlan & Newlan, Attorneys at Law.
10.5 *	Management Agreement between Britespot, Inc. and Eastern Point Communications, LLC.
22.1 *	Subsidiaries of Registrant.
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* filed herewith.

SIGNATURES

              Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on April 14, 2009, on its behalf by the undersigned, thereunto duly authorized.

                                                                                      UBROADCAST, INC.

                                                                                      By: _____________________________

                                                                                                    John L. Castiglione

                                                                                                    President

              Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on April 14, 2009, by the following persons on behalf of the Registrant, in the capacities indicated:

John L. Castiglione President and CEO (principal executive officer) and Director

Jason Sunstein Executive Vice President, Acting Chief Financial Officer (principal financial officer), Secretary, Treasurer and Director

David Loflin Executive Vice President and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

As of the date of the filing of this report, neither the Registrant’s proxy materials nor annual report to shareholders has been sent to Registrant’s shareholders. Registrant plans to send a proxy statement to its shareholders.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of ubroadcast, inc.

(formerly Diamond I, Inc.)

We have audited the accompanying consolidated balance sheets of u broadcast, inc., f/k/a Diamond, I, Inc. (a development stage company) and subsidiaries as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity(deficit), and cash flows for the two years ended December 31, 2008 and for the period from June 7, 2004, (date of inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from June 7, 2004 (date of inception) through December 31, 2006, were audited by other auditors whose report, dated April 16, 2007, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from June 7, 2004 (date of inception) through December 31, 2006, reflect a net loss of $29,066,327 of the accumulated deficit as of December 31, 2008. The other auditor’s report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of u broadcast, inc. as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the two years ended December 31, 2008, and for the period from June 7, 2004 (date of inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Farmer, Fuqua, & Huff, P.C.

April 14, 2009

UBROADCAST, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
2008	2007
ASSETS
Current assets:
Cash	$---	$294
Accounts receivable	5,300	---
Total current assets	5,300	294
Equipment, net of accumulated depreciation of $102,115 and $100,911	---	1,204
Deposits	187,500	---
Total assets	$192,800	$1,498
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	18,500	4,500
Accrued expenses	185,919	293,032
Short-term payable - third party	30,400	30,400
Short-term note payable - related party	23,340	41,640
Accrued interest - shareholders	10,930	7,582
Dividend payable on preferred stock	---	112,500
Total current liabilities	269,089	489,654
Commitments
Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 50,000,000 shares authorized, -0- and 500,000 shares issued and outstanding	---	500
Common stock, $.001 par value; 700,000,000 shares authorized, 21,500,522 and 10,688,022 shares issued and outstanding	21,500	10,688
Subscription receivable	(128,000)	(128,000)
Additional paid-in capital	31,075,375	30,204,487
Deficit accumulated during the development stage	(31,045,164)	(30,575,831)
Total stockholders’ equity (deficit)	(76,289)	(488,156)
Total liabilities and stockholders’ equity (deficit)	$192,800	$1,498
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008 and 2007, and the Period from June 17, 2003 (Inception) Through December 31, 2008
2008	2007	Inception Through 12/31/08
Revenues	$5,300	$---	$16,084
Internet access costs	---	---	(32,850)
Gross profit (loss)	5,300	---	(16,766)
OPERATING EXPENSES
Professional and consulting fees	162,000	421,584	4,345,672
Compensation expense	279,087	307,200	5,461,863
Depreciation and amortization	1,204	110,126	298,680
Impairment loss	---	664,569	17,473,096
General and administrative	28,994	2,677	3,416,299
Total operating expenses	471,285	1,506,156	30,995,610
LOSS FROM OPERATIONS	(465,985)	(1,506,156)	(31,012,376)
OTHER INCOME (EXPENSE)	(3,348)	(3,348)	(32,788)
NET LOSS	$(469,333)	$(1,509,504)	$(31,045,164)
Deemed dividend on Preferred Stock	---	---	$(165,442)
Cumulative Preferred Dividends	---	(30,000)	(112,500)
Net Loss Charged to Common Shareholders	$(469,333)	$(1,539,504)	$(31,323,106)
Net loss per share applicable to common shareholders
Basic and diluted	$(0.04)	$(0.16)
Weighted average number of shares outstanding
Basic and diluted	12,642,086	9,877,871
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from June 17, 2003 (Inception), Through December 31, 2008

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
Issuance of common stock to founders	---	$---	1,375,000	$1,375	$(375)	$---	$---	$1,000
Stock issued in reverse acquisition	---	---	139,900	140	979	---	---	1,119
Stock issued for services	---	---	394,063	394	2,024,432	---	---	2,024,826
Stock issued for cash and warrants, net of cost	---	---	625,000	625	449,375	---	---	450,000
Net loss	---	---	---	---	---	---	(2,409,433)	(2,409,433)
Balance, December 31, 2003	---	---	2,533,963	2,534	2,474,411	---	(2,409,433)	67,512
Preferred stock issued for cash and warrants	500,000	500	---	---	499,500	---	---	500,000
Stock issued in acquisition	---	---	25,750	26	381,074	---	---	381,100
Stock issued for wi-fi hotspots	---	---	6,500	6	120,894	---	---	120,900
Stock issued for cash on option exercise	---	---	51,264	51	149,949	---	---	150,000
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from June 17, 2003 (Inception), Through December 31, 2008 (cont.)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
Stock issued for salary	---	---	10,588	11	41,989	---	---	42,000
Stock issued for services	---	---	202,515	202	1,505,916	---	---	1,506,118
Stock issued as bonuses	---	---	172,589	173	583,255	---	---	583,428
Beneficial conversion feature embedded in preferred stock and warrants	---	---	---	---	165,442	---	---	165,442
Deemed dividend on preferred stock	---	---	---	---	(165,442)	---	---	(165,442)
Net loss	---	---	---	---	---	---	(3,382,265)	(3,382,265)
Balance, December 31, 2004	500,000	500	3,003,169	3,003	5,756,988	---	(5,791,698)	(31,207)
Stock issued in acquisition	---	---	2,426,566	2,427	16,304,100	---	---	16,306,527
Stock issued for cash on warrant exercise	---	---	266,220	265	468,735	---	---	469,000
Stock issued for salary	---	---	98,535	99	259,314	---	---	259,413
Shareholder receivable	---	---	80,030	80	51,320	---	---	51,400
Subscription receivable	---	---	---	---	---	(24,400)	---	(24,400)
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from June 17, 2003 (Inception), Through December 31, 2008 (cont.)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
Stock issued for services	---	---	627,683	628	1,187,369	---	---	1,187,997
Stock issued for purchase option	---	---	40,625	41	50,459	---	---	50,500
Stock issued as bonuses	---	---	479,687	480	880,970	---	---	881,450
Warrant expense	---	---	---	---	2,072,603	---	---	2,072,603
Stock issued for waiver	---	---	31,250	31	37,969	---	---	38,000
Donated capital, officers’ salaries	---	---	---	---	279,808	---	---	279,808
Cumulative dividend on preferred stock	---	---	---	---	(52,500)	---	---	(52,500)
Net loss	---	---	---	---	---	---	(21,572,574)	(21,572,574)
Balance, December 31, 2005	500,000	500	7,053,765	7,054	27,297,135	(24,400)	(27,364,272)	(83,983)
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from June 17, 2003 (Inception), Through December 31, 2008 (cont.)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
Stock issued as bonuses:
January 2006	---	---	146,875	147	140,853	---	---	141,000
July 2006	---	---	193,750	194	185,806	---	---	186,000
November 2006	---	---	225,000	225	86,175	---	---	86,400
Stock issued for services:
January 2006	---	---	93,750	94	89,906	---	---	90,000
February 2006	---	---	34,598	35	27,784	---	---	27,819
March 2006	---	---	12,500	12	9,628	---	---	9,640
April 2006	---	---	23,125	23	32,403	---	---	32,426
May 2006	---	---	5,207	5	4,393	---	---	4,398
June 2006	---	---	6,250	6	9,754	---	---	9,760
July 2006	---	---	12,500	12	11,188	---	---	11,200
August 2006	---	---	218,006	218	192,544	---	---	192,762
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from June 17, 2003 (Inception), Through December 31, 2008 (cont.)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
September 2006	---	---	159,375	159	91,741	---	---	91,900
October 2006	---	---	15,625	16	8,604	---	---	8,620
November 2006	---	---	231,562	232	86,270	---	---	86,502
Stock issued for exercise of warrants	---	---	234,167	234	199,766	(200,000)	---	---
Cash received for subscription receivable	---	---	---	---	---	96,400	---	96,400
Issuance of warrants for patents	---	---	---	---	485,133	---	---	485,133
Warrants issued for services	---	---	---	---	127,786	---	---	127,786
Stock issued for cash	---	---	37,500	38	17,962	---	---	18,000
Stock issued for software	---	---	250,000	250	375,750	---	---	376,000
Stock issued for loan payment	---	---	62,500	62	47,938	---	---	48,000
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from June 17, 2003 (Inception), Through December 31, 2008 (cont.)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
Dividend payable on preferred stock	---	---	---	---	(30,000)	---	---	(30,000)
Net loss	---	---	---	---	---	---	(1,702,055)	(1,702,055)
Balance, December 31, 2006	500,000	500	9,016,055	9,016	29,498,519	(128,000)	(29,066,327)	313,708
Stock issued for services:
February 2007	---	---	63,750	64	37,634	---	---	37,698
March 2007	---	---	237,500	238	170,762	---	---	171,000
May 2007	---	---	250,000	250	39,750	---	---	40,000
August 2007	---	---	31,250	31	4,469	---	---	4,500
September 2007	---	---	125,000	125	31,475	---	---	31,600
November 2007	---	---	406,250	406	90,594	---	---	91,000
December 2007	---	---	15,625	16	2,984	---	---	3,000
Contribution to capital from shareholder	---	---	---	---	5,220	---	---	5,220
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from June 17, 2003 (Inception), Through December 31, 2008 (cont.)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
Contribution to capital from contract party	---	---	---	---	25,200	---	---	25,200
Stock issued for accrued salary	---	---	505,092	505	338,917	---	---	339,422
Stock issued for bonuses	---	---	6,250	6	4,194	---	---	4,200
Contribution to capital from contract party	---	---	---	---	5,200	---	---	5,200
Conversion of contribution to capital from contract party to loan proceeds	---	---	---	---	(30,400)	---	---	(30,400)
Stock issued for cash	---	---	31,250	31	9,969	---	---	10,000
Dividend payable on preferred stock	---	---	---	---	(30,000)	---	---	(30,000)
Net loss	---	---	---	---	---	---	(1,509,504)	(1,509,504)
Balance, December 31, 2007	500,000	500	10,688,022	10,688	30,204,487	(128,000)	(30,575,831)	(488,156)
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from June 17, 2003 (Inception), Through December 31, 2008 (cont.)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
Dividend payable	---	---	---	---	(15,000)	---	---	(15,000)
Cancellation of preferred stock	(500,000)	(500)	---	---	500	---	---	---
Stock issued for preferred stock	---	---	781,250	781	(781)	---	---	---
Stock issued for bonuses:
May 2008	---	---	93,750	94	5,906	---	---	6,000
December 2008	---	---	125,000	125	5,075	---	---	5,200
Stock issued for salary	---	---	937,500	937	374,063	---	---	375,000
Stock issued for cash	---	---	625,000	625	49,375	---	---	50,000
Stock issued for consulting services:
May 2008	---	---	281,250	281	17,719	---	---	18,000
July 2008	---	---	1,093,750	1,094	105,906	---	---	107,000
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from June 17, 2003 (Inception), Through December 31, 2008 (cont.)

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
December 2008	---	---	625,000	625	19,375	---	---	20,000
Stock issued for option	---	---	6,250,000	6,250	181,250	---	---	187,500
Forgiveness of dividend payable	---	---	---	---	127,500	---	---	127,500
Net loss	---	---	---	---	---	---	(469,333)	(469,333)
Balance, December 31, 2008	---	$---	21,500,522	$21,500	$31,075,375	$(128,000)	$(31,045,164)	$(76,289)
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through December 31, 2008
2008	2007	Inception Through 12/31/08
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(469,333)	$(1,509,504)	$(31,045,164)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation	1,204	2,000	298,680
Stock issued for services and bonuses	531,200	6,075,213	8,807,898
Impairment loss and write-down of assets	---	780,515	17,473,096
Warrant expense	---	87,820	2,200,389
Donated capital, officers’ salaries	---	10,000	279,808
Loss on debt extinguishment	---	(2,122)	23,000
Changes in assets and liabilities:
Accounts receivable	(5,300)	---	(5,300)
Accrued expenses	(107,113)	(43,554)	185,919
Accrued interest	3,348	7,582	10,930
Accounts payable	14,000	3,000	18,500
CASH FLOWS USED IN OPERATING ACTIVITIES	(31,994)	(45,361)	(1,752,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	---	---	(102,116)
CASH FLOWS USED IN INVESTING ACTIVITIES	---	---	(102,116)

UBROADCAST, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008 and 2007, and the Period from June 17, 2003 (Inception), Through December 31, 2008
2008	2007	Inception Through 12/31/08
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of related party advances	(18,300)	---	(77,300)
Proceeds from related party advances	---	---	100,640
Sale of preferred stock with warrants	---	---	500,000
Proceeds from exercise of warrants	---	---	742,400
Shareholder contributions to capital	---	5,220	5,220
Proceeds from short term payable	---	30,400	55,400
Sale of common stock, net	50,000	10,000	528,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	31,700	45,620	1,854,360

NET INCREASE (DECREASE) IN CASH	(294)	259	---
Cash, beginning of period	294	35	---
Cash, end of period	$---	$294	$---

Supplemental information:
Income taxes paid	$---	$---	$---
Interest paid	$---	$---	$---

Non-cash Investing and Financing Activities:
Stock issued for deposit	$187,500	$---	$187,000
Accrued dividends contributed as paid-in capital	$(112,500)	$---	$(112,500)
Cumulative dividends on preferred stock	$---	$30,000	$112,500
Stock issued in acquisition	$---	$---	$16,687,627
Stock issued for wi-fi hotspots	$---	$---	$120,000
Warrants issued for patent	$---	$---	$485,133
Stock issued for software	$---	$---	$376,000
Stock issued for payment of note payable	$---	$---	$25,000
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008
Note 1	Basis of Presentation

Nature of Company

Through December 31, 2008, ubroadcast, inc., a U.S. public company (the “Company”), was known as Diamond I, Inc. Previously, the Company was known as AirRover Wi-Fi Corp., Air-Q Wi-Fi Corporation and Covenant Financial Corporation. On June 20, 2003, the Company issued 343,750 shares of common stock for 100% of the outstanding common stock of Air-Q Corp., a privately held corporation ("Air-Q"). After the merger, the stockholders of Air-Q owned approximately 95% of the outstanding common stock of the Company.

On June 17, 2003, Air-Q was incorporated in Nevada. At the time of the merger with the Company, Air-Q was a development-stage company with a plan to establish wireless internet access systems in various cities. Following the merger, the Company pursued the business plan of Air-Q of operating Wi-Fi hotspots. On May 24, 2004, the Company acquired all of the outstanding common stock of AirRover Networks, Inc., a privately-held Maryland corporation ("AirRover Networks"). At the time of acquisition, AirRover Networks was operating Wi-Fi hotspots. This business was not successful and was abandoned in favor of separate Wi-Fi-related opportunities.

On January 18, 2005, the Company acquired all of the outstanding capital stock of Diamond I Technologies, Inc., a privately-held Nevada corporation ("DiTech"). At the time of acquisition, DiTech was a development-stage company that had developed a hand-held Wi-Fi-based gaming system designed for use in casinos.

Through 2007, the Company pursued the commercial placement of its hand-held wireless gaming system for use primarily in casinos. These activities had been promising after the State of Nevada passed a law permitting hand-held gaming in certain areas of casinos. During the last half of 2007, in an effort to diversify the Company’s business as it sought additional capital for its wireless gaming efforts, the Company (1) attempted to acquire certain oil and gas properties without success, due to issues faced by the purported seller, and (2) opened several online “casinos”, i.e., Internet web sites offering poker and other card games “for entertainment purposes only”, with a plan to derive revenues from its “click-through advertising” program.

During 2008, the Company generated a small amount of revenues from these online “casinos”. In June 2008, the Company began the development of an online biofuels exchange called the “US-BX”. These development activities, which included the design and programming of the US-BX web site, were nearing completion in November 2008. In November 2008, the Company was presented with an opportunity to acquire a privately-held Internet broadcasting company, ubroadcast, Inc. After investigating the ubroadcast, Inc. opportunity, the Company’s Board of Directors determined that the best interests of the Company and its shareholders would be best served by acquiring ubroadcast, Inc. rather than to continue to pursue the development and start-up the US-BX.

Consolidation

As of December 31, 2008, the Company had three wholly-owned subsidiaries, Diamond I Technologies, Inc. (formerly Air-Q Corp.), AirRover Networks, Inc. and Touchdev Limited. All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and debt. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these consolidated financial statements.

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

Reverse Split

Subsequent to December 31, 2008, the Company effected a 1-for-32 reverse split of its common stock. Historical share information presented in the accompanying financial statements has been adjusted to reflect this reverse stock split.

Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2007 and 2008, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share. The number of securities that were excluded because the effect was anti-dilutive were 19,000,000 and 16,000,000, respectively.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Stock Based Compensation

Prior to December 31, 2005, the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective December 15, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The Company had not issued any options to employees in the prior periods thus; there was no impact of adopting the new standard.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109" ("FIN 48„), which clarifies the accounting for uncertainty in income tax positions. This interpretation prescribes that the Company recognize in its financial statements the impact of a tax position that is more likely than not to be sustained upon examination based upon the technical merits of the position, including resolution of any appeals. The interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 was effective for fiscal years beginning after December 15, 2006. FIN No. 48, which was adopted by the Company effective January 1, 2007, did not have a material impact on the Company's cash flows, results of operations, financial position or liquidity.

In September 2006, the FASB issued FASB Statement 157 "Fair Value Measurements" ("SFAS No. 157") which defines and measures fair value and expands disclk..ures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and not an entity-specific measurement. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to meaiure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how the acquirer shall recognize and measure in its financial statements the identifiable assets acquired, liabilities assumed, any noncontrolling interest in the acquiree and goodwill acquired in a business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential impact that the adoption of SFAS No. 141(R) will have on its financial position and results of operations.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its consolidated financial position.

Note 2	Going Concern

The Company has incurred losses totaling $31,323,106 through December 31, 2008, and has a working capital deficit of $263,789. Because of these conditions, the Company will require additional working capital to continue operations and develop the business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available the Company may not continue its operations or execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3	Acquisitions

Touchdev Limited

In May 2006, the Company acquired all of the capital stock of Touchdev Limited for 8,000,000 shares of the Company common stock. The Company analyzed the accounting treatment of this transaction under SFAS 141, "Business Combinations and EITF 98-3, "Determining Whether Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business". This transaction was accounted for as an asset purchase and not a business combination based on Touchdev Limited's never having engaged in active business operations. The only material asset held by Touchdev Limited at the date of the agreement was proprietary software and the copyrights, documentation and internet domains related to this software. The software was recorded at $376,000, which was estimated to be equal to the fair value of the stock issued to the original shareholders of Touchdev Limited based on the market price at the date of the agreement and will be amortized over 3 years.

At December 31, 2007, the entire value of associated with the acquisition of Touchdev Limited was written-down in the amount of $452,789, after the Company’s determination that there existed no tangible value underlying the acquisition of Touchdev Limited. This write-down is reflected in the Company’s statements of revenues and expenses.

Note 4	Intangible Assets and Software

In March 2006, the Company purchased pending patent rights from Larson Tech Ventures, LLC and Larry Shultz related to: (1) Methods and apparatus for pari-mutuel, sports book and electronic casino gaming using speech recognition and concomitant video; and (2) Biometrically-secured portable wireless entertainment, shopping and gaming system.

As consideration, the Company issued 6,500,000 warrants to purchase common stock exercisable at $0.35 per share and expiring March 31, 2011. The fair value of these warrants was calculated using the Black-Scholes Model and used as the value of the patent at $485,133. The model was based on a term of five years, a volatility rate of 236.74% and a discount rate of 4.83% and expected dividends of zero.

At December 31, 2007, the entire value associated with the purchase of these pending patent rights was written-down in the amount of $211,780, after the Company’s determination that there existed no tangible value underlying such pending patent rights. This write-down is reflected in the Company’s statements of revenues and expenses.

Note 5	Notes Payable

At December 31, 2008, the Company owed, on open account, its former CEO, David Loflin, the sum of $23,340. Interest of $10,930 was accrued related to these advances.

Note 6	Income Taxes

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), "Accounting for Income Taxes". Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) cumulative net operating loss carryforwards of approximately $4,900,000. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized. The deferred tax asset related to the net loss carryforward in the amount of $1,666,000 has been fully reserved. The net loss carryforwards expire between 2023 and 2026.

Note 7	Capital Stock

Amended and Restated Certificate of Incorporation

In January 2005, the Company amended its Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700,000,000.

Series A Preferred Stock

In March 2004, the Company issued 500,000 shares of a newly created Series A convertible preferred stock and warrants for cash proceeds of $500,000. While outstanding, the Series A preferred stock bore a cash dividend at the rate of 6% per annum, with cumulative rights. At December 31, 2007, the Company recorded a dividend payable of$30,000, in connection with its shares of Series A preferred stock.

In July 2008, the Company purchased all 500,000 shares of its then-outstanding Series A preferred stock, by the issuance of 781,250 shares of its common stock.

In December 2008, the third party to whom the Company owed the accrued dividend payable contributed the $127,500 in accrued dividends as additional paid-in capital.

Stock for Cash

During 2008, the Company issued 625,000 shares for $50,000. During 2007, the Company issued 31,250 shares for $10,000.

Stock for Services, Salary and Bonuses

During 2008, the Company issued 2,000,000 shares of common stock to third-party consultants for services valued at $145,000. During 2007, the Company issued 766,354 shares of common stock to third-party consultants for services valued at $378,798.

During 2008, the Company issued a total of 937,500 shares of common stock in payment of $375,000 in accrued and unpaid salaries of two of its officers and a total of 218,750 shares of common stock valued at $11,200 as bonuses to certain of its directors. During 2007, the Company issued a total of 505,092 shares of common stock in payment of $339,422 in accrued and unpaid salaries of two of its officers and a total of 6,250 shares of common stock valued at $4,200 as bonuses to certain of its directors.

The Company measured the transactions at the respective dates of issuance at the then-quoted market price. There are no performance commitments or penalties for non-performance, therefore the Company recorded the expense at the date of issuance.

Note 8	Warrants

The following sets forth the warrants outstanding as of December 31, 2008:

Exercise Price	Number of Shares	Remaining Life	Exercisable Number of Shares
$32.00	156,250	April 2009	156,250
$1.28	109,375	November 2010	109,375
$1.12	203,125	March 2011	203,125
At 12/31/08	468,750	468,750

During 2006, the Company entered into various consulting agreements whereby third parties were granted warrants to purchase common stock. The value of these warrants was estimated using the Black-Scholes method of approximating fair value using an exercise price of $0.034 (prior to adjustment for reverse stock split occurring in February 2009), term of one year, volatility of 196%, discount rate of 3.89% and no expected dividends. Warrant expense of $127,786 is recorded in 2006. During 2006, 234,167 warrants were exercised for cash of $200,000. The balance sheet reflects a subscription receivable of $128,000 as of December 31, 2008, related to these warrants.

Note 9	Commitments

As of December 31, 2008, the Company had accrued $75,000 of unpaid officer salaries. See “Note 11. Subsequent Events”.

Note 10	Expired Agreement

In March 2007, the Company entered into a securities purchase agreement (the "Purchase Agreement") with Diamond I Technologies, Inc., a Nevada corporation wholly owned by the Company, NewMarket Technology, Inc., a Nevada corporation ("NMKT"), and NewMarket Technology Acquisition Subsidiary, a Nevada corporation, pursuant to which NewMarket Technology Acquisition Subsidiary was to purchase 2,000,000 shares of a new series of the Company’s preferred stock, to be designated "Series B". The closing under the Purchase Agreement was to occur on or before June 7, 2007. Following an extensive period of good faith negotiations between the Company and NMKT, the following conditions remained unresolved: the terms relating to an investment commitment for an additional $750,000 for the Company’s gaming subsidiary, Diamond I Technologies, Inc.; and the terms relating to an investment commitment for an additional $ 1,000,000 for the Company’s revived WIFI division.

Because the closing under the Purchase Agreement did not occur on or prior to June 7, 2007, the Purchase Agreement expired. Due to the expiration of the Purchase Agreement, the $30,400 in cash received by the Company from NMKT under the Purchase Agreement previously accounted for as a contribution to capital by a contract party has been reclassified as a short-term payable - third party in the accompanying financial statements.

Note 11	Subsequent Events

Amended and Restated Certificate of Incorporation

In January 2009, the Company filed a certificate of amendment to its amended and restated certificate of incorporation. Pursuant to this amendment, the Company increased the authorized number of shares of its common stock from 700,000,000 to 4,000,000,000.

In February 2009, the Company filed a certificate of amendment to its amended and restated certificate of incorporation. Pursuant to this amendment, the Company accomplished the following:

              1. The Company’s corporate name was changed to “ubroadcast, inc.”

              2. The Company’s common stock was reverse split on a 1-for-32 basis.

              3.           The Company’s authorized number of shares of common stock was reduced from 4,000,000,000 to 700,000,000; the Company continues to have 50,000,000 shares of preferred stock authorized; the par value of all of our capital stock continues to be $.001 per share.

Acquisition of ubroadcast, Inc.

At December 31, 2008, the Company issued 6,250,000 shares of common stock, as a deposit toward the acquisition of ubroadcast, Inc., a Nevada corporation (“UBI”). The amount of the deposit, $187,500, is shown as such in the accompanying balance sheet.

On January 26, 2009, pursuant to an agreement and plan of merger, the Company acquired 100% of the common stock of UBI, in a combination that will be accounted for as a reverse-acquisition, by issuing a total of 80,000,000 shares of its common stock. In addition, the Company issued 500,000 shares of its common stock in payment of a finder’s fee in connection with the UBI acquisition.

The number shares issued by the Company in the acquisition of UBI was determined through arm’s-length negotiations. The valuation of the shares issued by the Company was determined by employing the following process: (1) the number of shares of UBI common stock outstanding at the time of acquisition was 15,226,000 shares; (2) the most recent sales price of UBI shares in private sales to third parties was $.25 per share in cash; (3) with that information, the Company determined that $.25 per share constituted a “fair” valuation of UBI on a per share basis; (4) next, the Company established a tentative enterprise value for UBI of $3,806,500; (5) however, due to the lack of a trading market for the UBI common stock and the fact that the common stock of the Company that was used to acquire UBI was not registered, it was determined to be appropriate to apply a further “restricted share” discount to the tentative enterprise value of UBI;(6) thus, the Company applied a standard restricted share discount of 50% to the tentative enterprise value for UBI of $3,806,500, which yielded a valuation for UBI of $1,903,250.

The final step in the valuation of UBI started with an analysis of UBI’s financial projections, as prepared by UBI prior to our company’s acquisition of UBI. A copy of these financial projections is attached hereto as Annex I. Based on our analysis of UBI’s financial projections viz-à-viz our calculated $1,903,250 enterprise value, we determined that the likelihood of our company earning at least $1,903,250 over the next three years is high. Thus, we concluded that the recorded enterprise value for UBI, $1,903,250, is fair, and the amount of good will recorded, $1,246,608, represents the amount the purchase price exceeds the value of the net assets of UBI.

In connection with the Company’s acquisition of UBI, there occurred a change in control of the Company. The business plan of UBI has been adopted by the Company’s board of directors and it will pursue the development of the “ubroadcast.com” web site and related activities.

Founded in 2006, in San Diego, California, UBI developed proprietary software, with which anyone can host a live interactive radio show on the Internet. During April 2009, the Company plans to launch “ubroadcast TV”, which will allow users to produce live television shows, in addition to radio.

ubroadcast.com is a blend of user-generated content and the Company’s own original programming, in a high-quality Internet application. The Company believes its has created a way to “bridge the gap” between Internet and traditional network radio and television. The Company’s browser-based software allows anyone to host a live and interactive radio or television show on the Internet, in high-quality format.

Through ubroadcast.com, the Company offers a synthesized advertising platform that traditional Internet video sites and traditional network television and radio are unable to deliver independently and a viral delivery mechanism that advertisers and sponsors seek. The Company’s operating platform is designed to allow simultaneous broadcasting by thousands of channels at any one time.

As a result of the acquisition of UBI, $1,246,608 of good will was recognized, all of which is expected to be deducted for tax purposes.

A condensed balance sheet of UBI with the amounts assigned to each major asset and liability caption at the acquisition date is presented below.

UBI
Cash and cash equivalents	$(140)
Accounts receivable	45,000
Total current assets	44,860
Property and equipment, at cost	5,710
Less: Accumulated depreciation	(584)
Net property and equipment	5,126
Other assets
Software development	851,278
Good will	1,246,608
Total assets	$2,147,872
Total current liabilities	$244,622
Shareholders’ Equity (Deficit)
Common stock	15,206
Subscription receivable	---
Additional paid-in capital	2,710,161
Accumulated deficit	(822,117)
Total shareholders’ equity	1,903,250
$2,147,872

Employment Agreements

In April 2009, the Company entered into employment agreements with two of its officers, pursuant to which each will be paid a monthly salary of $11,000. Each of these agreements has a term of three years. Also in April 2009, the Company entered into an amended and restated employment agreement with one of its officers. This officer was issued 7,000,000 shares of Company common stock, in payment of approximately $325,000 in future salary that would have been owed to him over the 30 months ending in July 2011. Under his employment agreement, as amended, this officer will be paid a monthly salary of $11,000. This agreement has a term of three years.

Other Common Stock Issuances

Stock Issued for Salary and Retention Bonus. In January 2009, the Company issued 5,000,000 shares of common stock in payment of all accrued salary of one of the Company’s officers of $75,000 and as a retention bonus in the amount of $85,000. This transaction was completed in conjunction with the acquisition of UBI. In addition, in April 2009, the Company issued 7,000,000 shares of common stock, in payment of approximately $325,000 in future salary owed to one of the Company’s officers.

Stock Issued as Finder’s Fees. In January 2009, the Company issued 500,000 shares of common stock in payment of a finder’s fee associated with the Company’s acquisition of UBI, which shares were valued at $65,000. In March 2009, the Company issued 300,000 shares of common stock in payment of a finder’s fee, which shares were valued at $27,000.

Stock Issued for Cash. Since December 31, 2008, the Company has issued a total of 1,705,000 shares of common stock for cash in the total amount of $34,100.

Stock Issued for Services. Since December 31, 2008, the Company has issued a total of 4,000,000 shares of common stock in payment of $70,000 of professional services. Also, the Company issued 100,000 shares of common stock in payment of consulting services, which shares were valued at $5,000.