Form 10-Q
period 2009-03-31
ubroadcast, inc.
filed 2009-05-20
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File No. 33-19961

ubroadcast, inc.
(Exact name of registrant as specified in its charter)

DELAWARE	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1666 Garnet Avenue, Suite 312, San Diego, California 92109
(Address of principal executive offices, including zip code)
(866) 352-6975
(Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ X ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of May 19, 2009, there were 121,219,772 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ubroadcast, inc.
Consolidated Balance Sheets as of March 31, 2009 (unaudited), and December 31, 2008 (audited)	3
Consolidated Statements of Operations for the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited), and the Period from January 10, 2006 (Inception), Through March 31, 2009 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the Three Months Ended March 31, 2009 (unaudited)	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 (unaudited) and 2008 (unaudited), and the Period from January 10, 2009 (Inception), Through March 31, 2009 (unaudited)	6
Notes to Consolidated Financial Statements	8

UBROADCAST, INC.
(a development stage company)
CONSOLIDATED BALANCE SHEETS
March 31, 2009, and December 31, 2008
3/31/09 (unaudited)	12/31/08
ASSETS
Current assets:
Cash	$(2,433)	$(140)
Accounts receivable	---	45,000
Total current assets	(2,433)	44,860
Equipment, net of accumulated depreciation	5,126	5,126
Software	868,602	851,278
Total assets	$871,295	$901,264
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	102,048	91,437
Accrued expenses	274,586	---
Short-term payable - third party	30,400	---
Short-term note payable - related parties	166,691	153,205
Accrued interest - shareholders	10,930	---
Total current liabilities	584,655	244,642
Commitments
Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.001 par value; 700,000,000 shares authorized, 110,444,772 and 21,500,522 shares issued and outstanding	110,444	21,500
Subscription receivable	(128,000)	(128,000)
Additional paid-in capital	1,598,599	1,585,239
Deficit accumulated during the development stage	(1,294,403)	(822,117)
Total stockholders’ equity (deficit)	286,640	656,622
Total liabilities and stockholders’ equity (deficit)	$871,295	$901,264
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008, and the Period from January 10, 2006 (Inception), Through March 31, 2009
Three Months Ended March 31,
(2009) (unaudited)	2008 (unaudited)	Inception through 3/31/2009 (unaudited)
Revenues	$49	$---	$26,849
Operating Expenses
Professional and consulting fees	143,860	---	820,332
Compensation expense	314,167	---	376,667
Depreciation	---	---	584
General and administrative	14,308	---	123,668
Total operating expenses	472,335	---	1,321,251
Net income (loss)	$(472,286)	$---	$(1,294,402)
Net loss charged to common shareholders	$(472,286)	$---	$(1,294,402)
Net loss applicable to common shareholders
Basic and diluted	$(0.01)	$0.00
Weighted average number of shares outstanding
Basic and diluted	85,003,575	10,688,022
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Three Months Ended March 31, 2009

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Deficit Accumulated during Development Stage	Total
Balance, December 31, 2008	---	$---	21,500,522	$21,500	$1,585,239	$(128,000)	$(822,117)	$656,622
Stock issued in acquisition recapitalization	---	---	80,000,000	80,000	(307,546)	---	---	(227,546)
Stock issued for consulting services	---	---	1,443,750	1,444	42,306	---	---	43,750
Stock issued for cash	---	---	1,700,500	1,700	32,400	---	---	34,100
Stock issued for finder’s fees	---	---	800,000	800	91,200	---	---	92,000
Stock issued for payment of salary and bonus	---	---	5,000,000	5,000	155,000	---	---	160,000
Net loss	---	---	---	---	---	---	(472,286)	(472,286)
Balance, March 31, 2009	---	$---	110,444,772	$110,444	$1,598,599	$(128,000)	$(1,254,403)	$286,640
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008, and the Period from January 10, 2006 (Inception), Through March 31, 2009
Three Months Ended March 31,
(2009) (unaudited)	2008 (unaudited)	Inception Through 3/31/09 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(472,286)	$---	$(1,294,402)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	---	---	584
Stock issued for services, salary and bonuses	203,750	---	203,750
Stock issued for finder’s fees	92,000	---	92,000
Changes in assets and liabilities:
Accrued expenses	88,667	---	88,667
Other liabilities	32,334	---	32,334
Accounts payable	7,869	---	7,869
CASH FLOWS USED IN OPERATING ACTIVITIES	(47,666)	---	(869,198)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software services	(17,324)	(537,677)	(689,673)
Purchase of equipment	---	(1,227)	(5,665)
CASH FLOWS USED IN INVESTING ACTIVITIES	(17,324)	(538,904)	(695,338)
The accompanying notes are an integral part of these statements.

Three Months Ended March 31,
(2009) (unaudited)	2008 (unaudited)	Inception Through 3/31/09 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	---	---	219,964
Repayments on notes payable	(18,872)	---	(75,633)
Proceeds from sales of common stock	81,570	527,437	1,417,772
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	62,698	527,437	1,562,103

NET CHANGE IN CASH	(2,293)	---	(2,433)
Cash, beginning of period	(140)	(11,467)	---
Cash, end of period	$(2,433)	$(11,467)	$(2,433)
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.
(a development stage company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009 (unaudited)

Note 1. Basis of Presentation

The accompanying unaudited interim financial statements of ubroadcast, inc. (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with (A) the audited financial statements and notes thereto contained in the audited financial statements of ubroadcast, Inc., a Nevada corporation (“UBI”), included in the Company’s Current Report on Form 8-K, date of event: January 26, 2009, and (B) the audited financial statements and notes thereto contained in the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year.

On January 26, 2009, the Company, then known as Diamond I, Inc., issued 80,000,000 shares of its common stock for 100% of UBI. Following the merger transaction, the shareholders of UBI owned approximately 80% of the Company’s common stock. For accounting purposes, the merger will be treated as a reverse-acquisition, that is, as an acquisition of the Company and a recapitalization of UBI. On February 6, 2009, the Company changed its corporate name to “ubroadcast, inc.”

ubroadcast, inc.’s fiscal year end will be December 31.

Note 2. Going Concern

The Company has incurred losses totaling $31,517,450 through March 31, 2009, and had limited working capital at March 31, 2009. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available, the Company may not continue its operations or execute its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3. Amended and Restated Certificate of Incorporation

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
Note 4. Acquisition of ubroadcast, Inc. (UBI)

On January 26, 2009, pursuant to an agreement and plan of merger, the Company acquired 100% of the common stock of UBI, in a combination that has been accounted for as a reverse-acquisition, by issuing a total of 80,000,000 shares of its common stock. In addition, the Company issued 500,000 shares of its common stock in payment of a finder’s fee in connection with the UBI acquisition.
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
The final step in the valuation of UBI started with an analysis of UBI’s financial projections, as prepared by UBI prior to the Company’s acquisition of UBI. Based on our analysis of UBI’s financial projections viz-à-viz the calculated $1,903,250 enterprise value, it was determined that the likelihood of the Company’s earning at least $1,903,250 over the next three years is high. Thus, it was concluded that the recorded enterprise value for UBI, $1,903,250, is fair, and the amount of good will recorded, $1,246,608, represents the amount the purchase price exceeds the value of the net assets of UBI.
In connection with the Company’s acquisition of UBI, there occurred a change in control of the Company. The business plan of UBI has been adopted by the Company’s board of directors and it will pursue the development of the “ubroadcast.com” web site and related activities.
Founded in 2006, in San Diego, California, UBI developed proprietary software, with which anyone can host a live interactive radio show on the Internet. During the second quarter of 2009, the Company plans to launch “ubroadcast TV”, which will allow users to produce live television shows, in addition to radio.
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
Note 4. Capital Stock
Stock Issued for Salary and Retention Bonus
In January 2009, the Company issued 5,000,000 shares of common stock in payment of all accrued salary of one of the Company’s officers of $75,000 and as a retention bonus in the amount of $85,000. This transaction was completed in conjunction with the acquisition of UBI.
Stock Issued as Finder’s Fees
In January 2009, the Company issued 500,000 shares of common stock in payment of a finder’s fee associated with the Company’s acquisition of UBI, which shares were valued at $65,000. In March 2009, the Company issued 300,000 shares of common stock in payment of a finder’s fee, which shares were valued at $27,000.
Stock Issued for Cash
During the three months ended March 31, 2009, the Company issued a total of 1,705,000 shares of common stock for cash in the total amount of $34,100.
Stock Issued for Services
During the three months ended March 31, 2009, the Company issued a total of 1,000,000 shares of common stock in payment of $10,000 of professional services. Also, the Company issued a total of 443,750 shares of common stock in payment of consulting services, which shares were valued at $33,750.
Note. 5 Subsequent Events
Stock Issued for Cash
In April 2009, the Company issued a total of 775,000 shares of common stock for cash in the total amount of $10,500.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Background
 On January 26, 2009, pursuant to an agreement and plan of merger, we acquired 100% of the common stock of ubroadcast, Inc., a Nevada corporation (“UBI”), in a combination that has been accounted for as a reverse-acquisition, by issuing a total of 80,000,000 shares of our common stock. In addition, we issued 500,000 shares of our common stock in payment of a finder’s fee in connection with the UBI acquisition.
   The number shares issued by us in the acquisition of UBI was determined through arm’s-length negotiations. The valuation of the shares issued by us was determined by employing the following process: (1) the number of shares of UBI common stock outstanding at the time of acquisition was 15,226,000 shares; (2) the most recent sales price of UBI shares in private sales to third parties was $.25 per share in cash; (3) with that information, we determined that $.25 per share constituted a “fair” valuation of UBI on a per share basis; (4) next, we established a tentative enterprise value for UBI of $3,806,500; (5) however, due to the lack of a trading market for the UBI common stock and the fact that our common stock used to acquire UBI was not registered, it was determined to be appropriate to apply a further “restricted share” discount to the tentative enterprise value of UBI;(6) thus, we applied a standard restricted share discount of 50% to the tentative enterprise value for UBI of $3,806,500, which yielded a valuation for UBI of $1,903,250.
The final step in the valuation of UBI started with an analysis of UBI’s financial projections, as prepared by UBI prior to our acquisition of UBI. Based on our analysis of UBI’s financial projections viz-à-viz the calculated $1,903,250 enterprise value, it was determined that the likelihood of our earning at least $1,903,250 over the next three years is high. Thus, it was concluded that the recorded enterprise value for UBI, $1,903,250, is fair, and the amount of good will recorded, $1,246,608, represents the amount the purchase price exceeds the value of the net assets of UBI.
              In connection with our acquisition of UBI, there occurred a change in control of our company. The business plan of UBI has been adopted by our board of directors and we will pursue the development of the “ubroadcast.com” web site and related activities

              Founded in 2006, in San Diego, California, UBI developed proprietary software, with which anyone can host a live interactive radio show on the Internet. During the second quarter of 2009, the Company plans to launch “ubroadcast TV”, which will allow users to produce live television shows, in addition to radio.

              ubroadcast.com is a blend of user-generated content and its own original programming, in a high-quality Internet application. We believes we have created a way to “bridge the gap” between Internet and traditional network radio and television. Our browser-based software allows anyone to host a live and interactive radio or television show on the Internet, in high-quality format.

              Through ubroadcast.com, we offer a synthesized advertising platform that traditional Internet video sites and traditional network television and radio are unable to deliver independently and a viral delivery mechanism that advertisers and sponsors seek. Our operating platform is designed to allow simultaneous broadcasting by thousands of channels at any one time.

              As a result of the acquisition of UBI, $1,246,608 of good will was recognized, all of which is expected to be deducted for tax purposes.
Critical Accounting Policies
              While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.Litigation and Tax Assessments. Should we become involved in lawsuits, we intend to assess the likelihood of any adverse judgments or outcomes of any of these matters as well as the potential range of probable losses. A determination of the amount of accrual required, if any, for these contingencies will be made after careful analysis of each matter. The required accrual may change from time to time, due to new developments in any matter or changes in approach (such as a change in settlement strategy) in dealing with these matters.
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
              Newly issued accounting standards. On January 1, 2009, we adopted SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (SFAS 160). SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS No.160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of SFAS No. 160 were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption of SFAS No. 160 had no impact on the Financial Statements.
             In April 2009, the FASB issued FSP FAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (FSP FAS No. 141(R)-1). This pronouncement amends SFAS No. 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP SFAS No. 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with SFAS No. 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (SFAS No. 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” FSP SFAS No. 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of FSP FAS No. 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on our financials cannot be determined until the transactions occur.
             In April 2009, the FASB issued FSP FAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS No. 157-4), which provides additional guidance for applying the provisions of SFAS No. 157. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This FSP requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. FSP FAS No. 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.
              In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (SFAS No. 107) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by SFAS No. 107. FSP FAS No. 107-1 and APB No. 28-1 will be required for interim periods ending after June 15, 2009. As FSP FAS No. 107-1 and APB No. 28-1 provides only disclosure requirements; the application of this standard will not have a material impact on our financial statements.
              In April 2009, the FASB issued FSP FAS No. 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS No. 115-2 and FAS No. 124-2), which amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other than-temporary-impairments for both debt and equity securities. FSP FAS No. 115-2 and FAS No. 124-2 must be applied prospectively for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.
Results of Operations - First Quarter 2009 vs. First Quarter 2008
              Revenues. We generated nominal revenues during the First Quarter 2009, all of which were from Internet click-through advertising on our ubroadcast.com web site. In April 2009, we began to generate monthly revenues from our newly formed “BriteVoice” Voice Network division. For April 2009, we generated approximately $90,000 in revenues, but did not earn a profit thereon. In addition to revenues we expect to derive from our soon-to-be-launched “ubroadcast TV” web site, we expect that our BriteVoice division’s revenues will increase each quarter for the remainder of 2009, although we cannot predict whether we will earn a profit from any of our operations for all of 2009. We did not have any revenue during the First Quarter 2008.
             Expenses. Our operating expenses during the First Quarter 2009 were $472,333 compared to $-0- for the First Quarter 2008. This difference in operating results is due to our increased business activities during the current period compared to the prior period. Our non-cash operating expenses, which include stock issued for services, finder’s fees, accrued salaries and bonuses, totalled $295,750 for the First Quarter 2008 compared to $-0- for the First Quarter 2008.
             Until we obtain operating capital, it can be expected that we will issue shares of our common stock to third-parties in payment of services rendered on our behalf.
Financial Condition
              We have incurred losses from inception of $31,517,450 and we have not possessed an abundance of capital. During the First Quarter 2009, the completion of our “ubroadcast TV” web site was slowed, due to our lack of capital and, overall, we operated with little available cash. At March 31, 2009, we had a working capital deficit of $597,088 and we remain substantially illiquid. We are seeking capital with which to complete our business objectives and we cannot assure you that we will be successful in this regard.
Our Capital Needs
              We believe that we will be able to sustain our current level of operations for the next twelve months. We anticipate our capital needs will be met through the sale of shares for cash, exercise of certain outstanding options and issuance of shares for services. However, to achieve our complete business objectives, we must obtain at least $1,000,000. To date, we have not received a commitment for capital in any amount and we cannot assure you that we will be able to obtain any capital. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.
Capital Expenditures
             During the First Quarter 2009, we expended $17,324 on software services. During the First Quarter 2008, we made no capital expenditures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
              Not applicable.

Item 4T. Controls and Procedures.

              Our Chief Executive Officer and Acting Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, our disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding disclosures.
              There was no change in our internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
              We are not currently involved in any legal proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
              None which have not been previously reported.
Item 3. Defaults upon Senior Securities.
              None.
Item 4. Submission of Matters to a Vote of Security Holders.
              No matter was submitted to our shareholders, during the three months ended March 31, 2009.
Item 5. Other Information.
              None.
Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* filed herewith.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Date: May 20, 2009.	UBROADCAST, INC.

By:	/s/ JASON SUNSTEIN
Jason Sunstein, Executive Vice President and Acting Chief Financial Officer