Form 10-Q
period 2009-06-30
ubroadcast, inc.
filed 2009-08-21
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of August 17, 2009, there were 124,919,772 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ubroadcast, inc.
Consolidated Balance Sheets as of June 30, 2009 (unaudited), and December 31, 2008 (audited)	3
Consolidated Statements of Operations for the Three Months Ended June 30, 2009 (unaudited) and 2008 (unaudited), and the Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the Six Months Ended June 30, 2009 (unaudited)	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 (unaudited) and 2008 (unaudited)	6
Notes to Consolidated Financial Statements	8

UBROADCAST, INC.

CONSOLIDATED BALANCE SHEETS
June 30, 2009, and December 31, 2008
6/30/09 (unaudited)	12/31/08
ASSETS
Current assets:
Cash	$776	$(140)
Accounts receivable	---	45,000
Total current assets	776	44,860
Equipment, net of accumulated depreciation	4,824	5,126
Software	889,447	851,278
Total assets	$895,047	$901,264
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	104,563	91,417
Accrued expenses	274,586	---
Short-term payable - third party	30,400	---
Short-term note payable - related parties	171,503	153,205
Accrued interest - shareholders	14,777	---
Total current liabilities	595,829	244,622
Commitments
Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.001 par value; 700,000,000 shares authorized, 121,919,772 and 21,500,522 shares issued and outstanding	121,919	21,500
Subscription receivable	(128,000)	---
Additional paid-in capital	2,043,424	1,457,259
Accumulated deficit	(1,738,125)	(822,117)
Total stockholders’ equity (deficit)	299,218	656,642
Total liabilities and stockholders’ equity (deficit)	$895,047	$901,264
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and the Six Months Ended June 30, 2009 and 2008
Three Months Ended June 30,	Six Months Ended June 30,
2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)
Revenues	$199,545	$1,000	$199,594	$5,000
Operating Expenses
Professional and consulting fees	173,910	16,770	317,770	60,046
Compensation expense	282,500	---	596,667	---
Depreciation	902	---	902	404
General and administrative	181,176	2,960	195,484	92,079
Total operating expenses	638,488	19,730	1,110,823	152,529
Net income (loss)	$(438,943)	$(18,730)	$(911,229)	$(147,529)
Net loss charged to common shareholders	$(438,943)	$(18,730)	$(911,229)	$(147,529)
Net loss applicable to common shareholders
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average number of shares outstanding
Basic and diluted	120,301,990	10,688,022	102,694,442	10,688,022
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Six Months Ended June 30, 2009

Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
Balance, December 31, 2008	---	$---	21,500,522	$21,500	$1,457,259	$---	$(822,117)	$656,642
Stock issued in acquisition recapitalization	---	---	80,000,000	80,000	(154,941)	---	---	(74,941)
Stock issued for consulting services	---	---	1,443,750	1,444	42,306	---	---	43,750
Stock issued for cash	---	---	2,975,500	2,975	61,025	---	---	64,000
Stock issued for finder’s fees	---	---	800,000	800	64,200	---	---	65,000
Stock issued for payment of salary and bonus	---	---	5,000,000	5,000	155,000	---	---	160,000
Stock issued for consulting services	---	---	3,200,000	3,200	75,575	---	---	78,775
Stock issued for payment of salary and bonus	---	---	7,000,000	7,000	343,000	---	---	350,000
Subscription receivable	---	---	---	---	---	(128,000)	---	(128,000)
Adjustment	---	---	---	---	---	---	(4,779)	(4,779)
Net loss	---	---	---	---	---	---	(911,229)	(911,229)
Balance, June 30, 2009	---	$---	121,919,772	$121,919	$2,043,424	$(128,000)	$(1,738,125)	$299,218
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
Six Months Ended June 30,
(2009) (unaudited)	2008 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(911,229)	$(147,529)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	902	---
Stock issued for services, salary and bonuses	486,196	---
Stock issued for finder’s fees	65,000	---
Changes in assets and liabilities:
Accrued expenses	288,575	22,590
Other liabilities	---	---
Accounts payable	11,121	---
CASH FLOWS USED IN OPERATING ACTIVITIES	(59,435)	(124,939)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software services	(37,469)	(8,097)
Purchase of equipment	(600)	(4,483)
CASH FLOWS USED IN INVESTING ACTIVITIES	(38,069)	(12,580)
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
Six Months Ended June 30,
(2009) (unaudited)	2008 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	34,420	35,750
Repayments on notes payable	---	---
Proceeds from sales of common stock	64,000	113,064
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	98,420	148,814

NET CHANGE IN CASH	916	11,295
Cash, beginning of period	(140)	(11,467)
Cash, end of period	$776	$(172)
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009 (unaudited)

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

Note 2. Going Concern

The Company has incurred losses totaling $1,738,125 through June 30, 2009, and had limited working capital at June 30, 2009. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 5. Capital Stock

Stock Issued for Salary and Retention Bonus

In January 2009, the Company issued 5,000,000 shares of common stock in payment of all accrued salary of one of the Company’s officers of $75,000 and as a retention bonus in the amount of $85,000. This transaction was completed in conjunction with the acquisition of UBI. In April 2009, the Company issued 7,000,000 to one of the Company’s officers pursuant to an amended employment agreement, which shares were valued at $350,000.

Stock Issued as Finder’s Fees

In January 2009, the Company issued 500,000 shares of common stock in payment of a finder’s fee associated with the Company’s acquisition of UBI, which shares were valued at $65,000. In March 2009, the Company issued 300,000 shares of common stock in payment of a finder’s fee, which shares were valued at $27,000.

Stock Issued for Cash

During the six months ended June 30, 2009, the Company issued a total of 2,980,000 shares of common stock for cash in the total amount of $49,600.

Stock Issued for Services

During the six months ended June 30, 2009, the Company issued a total of 4,000,000 shares of common stock in payment of $80,000 of professional services. Also, the Company issued a total of 643,750 shares of common stock in payment of consulting services, which shares were valued at $39,550.

Note 6. Employment Agreements

In April 2009, the Company entered into employment agreements with two of its officers, pursuant to which each will be paid a monthly salary of $11,000. Each of these agreements has a term of three years. Also in April 2009, the Company entered into an amended and restated employment agreement with one of its officers. This officer was issued 7,000,000 shares of Company common stock, in payment of approximately $350,000 in future salary that would have been owed to him over the 30 months ending in July 2011. Under his employment agreement, as amended, this officer will be paid a monthly salary of $11,000. This agreement has a term of three years.

Note 7. Subsequent Events

Launch of Company’s Redesigned ubroadcast.com Web Site

In mid-July 2009, the Company’s redesigned ubroadcast.com web site was launched. In periods subsequent to June 30, 2009, the Company expects that it will generate advertising revenues from its ubroadcast.com web site. This advertising will be done in the form of banner ads, short video ads preceding and following each show (TV or radio) and click-through ads. Initially, the Company expects to derive revenues, in form of commissions, from advertisers based on sales made by those advertisers to users who were lead to the particular advertiser’s web site by an ad appearing on ubroadcast.com. At such time as traffic to the ubroadcast.com web site reaches a large enough level, the Company intends to sell advertising directly to businesses who wish to have their products or services offered to potential customers via ubroadcast.com.

Stock Issued for Services

In July 2009, the Company issued 3,000,000 shares of common stock pursuant to a consulting agreement, which shares were valued at $60,000.

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

Results of Operations

Our operations changed significantly from the First Half 2008 to the First Half 2009. During the First Half 2009, we established a new Voice Network division, BriteVoice™, to augment the operations related to our Internet Broadcasting web site, ubroadcast.com.

We anticipate that the Broadcasting Segment will increase revenues, inasmuch as the redesigned ubroadcast.com web site was launched in mid-July 2009. We intend to implement the following strategies, among others, to achieve revenue growth:

-
We have actively been working to secure strategic partnerships with various organizations that will allow us to increase our user base. It is our goal to complete these partnerships with organizations that already have a significant user base and see a mutual benefit in adding the ubroadcast application to its product offering. These organizations include social networking and entertainment web sites, independent music and film sites, talent agencies, and other groups that will complement our business model.

-
Currently we offer two broadcasting packages that generate monthly recurring revenue, Broadcast250 (250 concurrent viewers for $3.99 per month) and Broadcaster500 (500 concurrent viewers for $6.99 per month) in addition to our free trial account (20 concurrent viewers). We plan to heavily promote these broadcasting packages to our current user base as well as make modifications to our web site sign up process that will allow more opportunities to market these packages. We also plan to offer many more consumer and “business to business” packages at various price levels in the near future.

-
Advertising on the ubroadcast.com web site: this advertising will be done in the form of banner ads, short video ads preceding each show (TV or radio) and click-through ads. Initially, we will derive revenues, in form of commissions, from advertisers based on sales made by those advertisers to users who were lead to the particular advertiser’s web site by an ad appearing on our ubroadcast.com web site. At such time as traffic to the ubroadcast.com web site reaches a large enough level, we intend to sell advertising directly to businesses who wish to have their products or services offered to potential customers via our ubroadcast.com web site. We cannot predict when this second tier of advertising will become a part of the Broadcasting Segment.

We expect the Britevoice Segment to continue to increase its revenue growth at a moderate pace for the remainder of 2009. Should we be able to obtain approximately $100,000 for use in marketing, the BriteVoice Segment is expected to be able to increase significantly its revenues and improve its profit margins. There is no assurance that we will obtain funds for use in the BriteVoice Segment.

Our overall operating results, which include BriteVoice Segment and Broadcasting Segment results, are included in the following discussion. In future periods, due to the expected expansion of our Broadcasting Segment, separate segment information will be presented.

Second Quarter 2009 vs. Second Quarter 2008.

Revenues. During the Second Quarter 2009, we generated a total of $199,545 in revenues from our operations. Nearly all of the current period’s revenues were derived from the BriteVoice Segment’s activities. For the remainder of 2009, we expect that our BriteVoice Segment will generate a significant majority of our revenues. However, we expect our Broadcasting Segment to generate increasing revenues on a month-by-month basis for the remainder of 2009.

Expenses. Our overall operating expenses during the Second Quarter 2009 were $638,488 compared to $19,730 for the Second Quarter 2008. This difference in operating results is due to our increased business activities during the current period compared to the prior period. Our non-cash operating expenses, which include stock issued for services, finder’s fees, accrued salaries and bonuses, totalled approximately $607,000 for the Second Quarter 2009 compared to $-0- for the Second Quarter 2008. We issued a total of 3,200,000 shares of our common stock for services during the Second Quarter 2009, which shares were valued for financial reporting purposes at $75,800, in the aggregate. Until we obtain operating capital, it can be expected that we will issue additional shares of our common stock to third-parties in payment of services rendered on our behalf.

First Half 2009 vs. First Half 2008.

Revenues. During the First Half 2009, we generated a total of $199,594 in revenues from our operations. Nearly all of the current period’s revenues were derived from the BriteVoice Segment’s activities. For the remainder of 2009, we expect that our BriteVoice Segment will generate a significant majority of our revenues. However, we expect our Broadcasting Segment to generate increasing revenues on a month-by-month basis for the remainder of 2009.

Expenses. Our overall operating expenses during the First Half 2009 were $1,110,823 compared to $152,529 for the First Half 2008. This difference in operating results is due to our increased business activities during the current period compared to the prior period. Our non-cash operating expenses, which include stock issued for services, finder’s fees, accrued salaries and bonuses, totalled $721,550 for the First Half 2009 compared to $-0- for the First Half 2008. We issued a total of 4,643,750 shares of our common stock for services during the First Half 2009, which shares were valued for financial reporting purposes at $119,550, in the aggregate. Until we obtain operating capital, it can be expected that we will issue additional shares of our common stock to third-parties in payment of services rendered on our behalf.

Financial Condition

We have incurred losses from inception of $1,738,125 and we have not possessed an abundance of capital. During the First Half 2009, the completion of our redesigned ubroadcast.com web site, which includes our “ubroadcast TV” service, was slowed, due to our lack of capital and, overall, we operated with little available cash. During the First Half 2009, we obtained cash in the amount of $64,000 from privates sales of our common stock. In addition, our officers and directors loaned us money or advanced costs on our behalf in the total amount of approximately $34,420. All of the funds obtained and the costs advanced on our behalf were applied to operating costs, including professional fees, and to software services associated with the redesign of our ubroadcast.com web site.

Nevertheless, our redesigned ubroadcast.com was launched in July 2009 and we have begun to generate revenues from subscriptions to our Internet Broadcasting services and from web site advertising. At June 30, 2009, we had a working capital deficit of $595,053 and we remain substantially illiquid. We are seeking capital with which to complete our business objectives and we cannot assure you that we will be successful in this regard.

Our Capital Needs

We believe that we will be able to sustain our current level of operations for the next twelve months. We anticipate our capital needs will be met through the sale of shares for cash, loans from certain officers, exercise of certain outstanding warrants and issuance of shares for services. However, to achieve our complete business objectives, we must obtain at least $1,000,000. To date, we have not received a commitment for capital in any amount and we cannot assure you that we will be able to obtain any capital. Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

Capital Expenditures

During the First Half 2009, we expended $36,469 on software services. During the First Half 2008, we made no capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures

As of June 30, 2009, an evaluation was performed by our President and our Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and our Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2009. Our evaluation identified deficiencies related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. These deficiencies are due to the limited resources currently available to the company. Management is making efforts to utilize its resources more effectively to eliminate these deficiencies until we are able to obtain sufficient funds for business development, including improvements in internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2009.

Management’s Assessment of Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of June 30, 2009, our internal control over financial reporting was not effective. Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2009, we issued unregistered securities, as follows:

1. (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Paul Goldman; (c) Consideration. Such shares of common stock were issued for $10,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

2. (a) Securities Sold. 3,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Newlan & Newlan, Attorneys at Law; (c) Consideration. Such shares of common stock were issued in payment of legal services rendered pursuant to a letter agreement and were valued at $70,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3. (a) Securities Sold. 150,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Cynthia Nelson-Moore; (c) Consideration. Such shares of common stock were issued for $3,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

4. (a) Securities Sold. 7,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin; (c) Consideration. Such shares of common stock were issued pursuant to an amended employment agreement and were valued at $350,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

5. (a) Securities Sold. 125,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Allen Kriskowski; (c) Consideration. Such shares of common stock were issued for $2,500 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

6. (a) Securities Sold. 200,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Cooper Newlan; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $5,800; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Subsequent to June 30, 2009, we have issued unregistered securities, as follows:

1. (a) Securities Sold. 3,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to John Michael Johnson; (c) Consideration. Such shares of common stock were issued pursuant to a business services agreement and were valued at $60,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

2. (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Neil Bagg (900,000 shares) and Buchwald & Associates (100,000 shares); (c) Consideration. Such shares of common stock were issued pursuant to a letter agreement and were valued at $18,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders, during the three months ended June 30, 2009.

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

Date: August 21, 2009.	UBROADCAST, INC.

	By:	/s/ JASON SUNSTEIN
Jason Sunstein, Executive Vice President and Acting Chief Financial Officer