Form 10-Q
period 2009-09-30
ubroadcast, inc.
filed 2009-11-23
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C.
Form 10-Q
(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009
OR
[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]
As of November 20, 2009, there were 143,524,448 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
INDEX TO FINANCIAL STATEMENTS
Page
ubroadcast, inc.
Consolidated Balance Sheets as of September 30, 2009 (unaudited), and December 31, 2008	3
Consolidated Statements of Operations for the Three Months Ended September 30, 2009 (unaudited) and 2008 (unaudited), and the Nine Months Ended September 30, 2009 (unaudited) and 2008 (unaudited)	4
Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2009 (unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 (unaudited) and 2008 (unaudited)	6
Notes to Consolidated Financial Statements	8

UBROADCAST, INC.

CONSOLIDATED BALANCE SHEETS
September 30, 2009, and December 31, 2008
9/30/09 (unaudited)	12/31/08
ASSETS
Current assets:
Cash	$13,447	$(928)
Accounts receivable	---	55,000
Total current assets	13,447	54,072
Equipment, net of accumulated depreciation	3,562	5,126
Software, net of amortization	834,074	851,978
Total assets	$851,083	$911,176
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	71,797	93,442
Short-term payable - third party	30,400	30,400
Short-term note payable - related parties	170,019	165,868
Total current liabilities	272,216	289,710
Commitments
Stockholders’ equity (deficit)
Preferred stock, $.001 par value; 50,000,000 shares authorized, -0- and -0- shares issued and outstanding	---	---
Common stock, $.001 par value; 700,000,000 shares authorized, 138,074,115 and 21,500,522 shares issued and outstanding	138,074	21,500
Subscription receivable	(128,000)	(128,000)
Additional paid-in capital	2,641,807	1,554,859
Accumulated deficit	(2,073,014)	(826,893)
Total stockholders’ equity (deficit)	578,867	621,466
Total liabilities and stockholders’ equity (deficit)	$851,083	$911,176
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended and the Nine Months Ended September 30, 2009 and 2008
Three Months Ended September 30,	Nine Months Ended September 30,
2009 (unaudited)	2008 (unaudited)	2009 (unaudited)	2008 (unaudited)
Revenues	$221,129	$7,878	$420,723	$12,878

Professional and consulting fees	244,270	(7,991)	563,020	52,055
Communication services	176,252	---	350,694	---
Compensation expense	3,816	---	525,542	---
Depreciation and amortization	77,087	(404)	77,989	---
General and administrative	129,534	57,159	149,599	149,238
Total operating expenses	630,959	48,764	1,666,844	201,293
Net income (loss)	$(409,830)	$(40,886)	$(1,246,121)	$(188,415)
Net loss charged to common shareholders	$(409,830)	$(40,886)	$(1,246,121)	$(188,415)
Net loss per share applicable to common shareholders
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares outstanding
Basic and diluted	129,284,780	10,688,022	111,759,630	10,688,022
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY
For the Nine Months Ended September 30, 2009
Preferred Stock	Common Stock
Shares	Amount	Shares	Amount	Additional Paid-in Capital	Subscription Receivable	Accumulated Deficit	Total
Balance, December 31, 2008	---	$---	21,500,522	$21,500	$1,554,859	$(128,000)	$(826,893)	$621,466
Stock issued in acquisition recapitalization	---	---	80,000,000	80,000	(252,540)	---	---	(172,540)
Stock issued for consulting services	---	---	3,134,734	3,135	63,865	---	---	67,000
Stock issued for salary and bonus	---	---	23,120,241	23,119	972,433	---	---	995,552
Stock issued for finder’s fees	---	---	800,000	800	90,200	---	---	91,000
Stock issued for services	---	---	1,250,000	1,250	49,250	---	---	50,500
Stock issued for legal services	---	---	4,000,000	4,000	76,000	---	---	80,000
Stock issued as interest	---	---	500,000	500	19,500	---	---	20,000
Stock issued for cash	---	---	3,769,618	3,770	68,240	---	---	72,010
Net loss	---	---	---	---	---	---	(1,246,121)	(1,246,121)
Balance, September 30, 2009	---	$---	138,074,115	$138,074	$2,641,807	$(128,000)	$(2,073,014)	$578,867
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
Nine Months Ended September 30,
(2009) (unaudited)	2008 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,246,121)	$(188,415)
Adjustments to reconcile net loss to cash used for operating activities:
Depreciation and amortization	77,989	496
Stock issued for services, salary and bonuses	1,131,512	---
Changes in assets and liabilities:
Accounts receivable	55,000	---
Accounts payable	(21,645)	---
CASH FLOWS USED IN OPERATING ACTIVITIES	(3,265)	(187,919)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of software services	(57,921)	(8,898)
Purchase of equipment	(600)	(4,483)
CASH FLOWS USED IN INVESTING ACTIVITIES	(58,521)	(13,381)
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
Nine Months Ended September 30,
(2009) (unaudited)	2008 (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	33,740	33,750
Repayments on notes payable	(29,589)	---
Proceeds from sales of common stock	72,010	170,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	76,161	203,750

NET CHANGE IN CASH	14,375	2,450
Cash, beginning of period	(928)	(11,467)
Cash, end of period	$13,447	$(9,017)
The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009 (unaudited)

Note 1. Basis of Presentation

General

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

Launch of Company’s Redesigned ubroadcast.com Web Site

In mid-July 2009, the Company’s redesigned ubroadcast.com web site was launched. Beginning with the period ended September 30, 2009, the Company will generate revenues from user subscriptions and advertising from its ubroadcast.com web site.

The Company currently offers two broadcasting packages that generate monthly recurring revenue: Broadcast250 (250 concurrent viewers for $3.99 per month) and Broadcaster500 (500 concurrent viewers for $6.99 per month), in addition to its free trial account (20 concurrent viewers). The Company plans to promote these broadcasting packages to its current user base, as well as make modifications to its ubroadcast.com web site that will allow more opportunities to market these packages. The Company also plans to offer many more consumer and “business-to-business” packages at various price levels in the near future.

The Company’s advertising on its ubroadcast.com web site will be done in the form of banner ads, short video ads preceding each show (TV or radio) and click-through ads. Currently, the Company derives revenues, in form of commissions, from advertisers based on sales made by those advertisers to ubroadcast.com users who were lead to the particular advertiser’s web site by an ad appearing on the ubroadcast.com web site. At such time as traffic to the ubroadcast.com web site reaches a large enough level, the Company intends to sell advertising directly to businesses who wish to have their products or services offered to potential customers via the ubroadcast.com web site.

Balance Sheet

The balance sheet for December 31, 2008, contains certain adjustments to prior entries.

Note 2. Going Concern

The Company has incurred losses, since inception, totaling $2,073,014 and had limited working capital at September 30, 2009. Because of these conditions, the Company will require additional working capital to continue operations and develop its business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 5. New Accounting Policies

Effective July 1, 2009, the Financial Accounting Standards Board (the “FASB”) established the Accounting Standards Codification as the primary source of authoritative GAAP recognized by the FASB to be applied to non-governmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way the Company refers to GAAP throughout this document to reflect the updated referencing convention.

On January 1, 2009, the Company adopted Accounting Standard Codification (“ASC”) 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (ASC 160). ASC 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of ASC 160 were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption of ASC 160 had no impact on the Financial Statements.

In April 2009, the FASB issued ASC 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” ASC 141(R)-1). This pronouncement amends ASC 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with ASC 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (ASC 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” ASC 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of ASC 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on the Company’s financials cannot be determined until the transactions occur.

In April 2009, the FASB issued ASC 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 157-4), which provides additional guidance for applying the provisions of ASC 157. ASC 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This ASC requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. ASC 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends ASC 107, “Disclosures About Fair Value of Financial Instruments,” (ASC 107) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by ASC 107. ASC 107-1 and APB No. 28-1 will be required for interim periods ending after June 15, 2009. As ASC 107-1 and APB No. 28-1 provides only disclosure requirements; the application of this standard will not have a material impact on the Company’s financial statements.

In April 2009, the FASB issued ASC 115-2 and ASC 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 115-2 and ASC No. 124-2), which amends ASC 115, “Accounting for Certain Investments in Debt and Equity Securities” and ASC 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other than-temporary-impairments for both debt and equity securities. ASC 115-2 and ASC 124-2 must be applied prospectively for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on the Company’s financial statements.

On May 28, 2009, the FASB issued ASC 855, Subsequent Events. Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective on June 30, 2009. The Company has evaluated subsequent events through November 2, 2009, the date the Company’s consolidated financial statements were available to be issued for the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Note 6. Promissory Note

In May 2009, the Company obtained a $10,000 loan from a shareholder, which loan is evidenced by a promissory note. Under the promissory note, the loan was to be repaid in June 2009. However, at September 30, 2009, the Company had not made any payment of the loan and the entire balance remains due and owing. At the time the Company issued such promissory note, the Company issued 500,000 shares of common stock, pursuant to the terms of such promissory note, which shares were treated, for accounting purposes, as the payment of additional interest. These shares were valued at $.04 per share (the closing price of the Company’s common stock on the date of issuance), or $20,000 in the aggregate.

Note 7. Capital Stock

Stock Issued for Salaries and Retention Bonuses

During the nine months ended September 30, 2009, the Company issued a total of 23,120,241 shares of common stock in payment of accrued salaries and retention bonuses to its officers. These shares were valued at $995,552, in the aggregate. All of these shares were issued pursuant to the employment agreements, as amended, of each of the officers.

Stock Issued as Finder’s Fees

During the nine months ended September 30, 2009, the Company issued a total of 800,000 shares of common stock in payment of finder’s fees. These shares were valued at $91,000, in the aggregate.

Stock Issued for Cash

During the nine months ended September 30, 2009, the Company issued a total of 3,769,618 shares of common stock for cash in the total amount of $72,010.

Stock Issued for Services

During the nine months ended September 30, 2009, the Company issued a total of 7,134,734 shares of common stock in payment of professional services and consulting fees. These shares were valued at $147,000, in the aggregate.

Stock Issued for Interest Payment

During the nine months ended September 30, 2009, the Company issued 500,000 shares of common stock, pursuant to the terms of a promissory note, which shares were issued in payment of interest. These shares were valued at $.04 per share, or $20,000 in the aggregate.

Issuance of Warrants

In connection with the sale of shares of common stock, the Company issued 919,118 warrants to purchase a like number of shares of Company common stock at an exercise price of $.0272 per share. These warrants are exercisable until September 13, 2010. These warrants were deemed to be of immaterial value.

Cancellations

During the third quarter of 2009, the Company cancelled a total of 300,000 shares of common stock that had previously been issued during 2009 to consultants under two separate consulting agreements. The consolidated statement of stockholders’ (deficit) equity reflects the netting of the issuance and cancellation transactions.

Note 8. Employment Agreements

In April 2009, the Company entered into employment agreements with two of its officers, pursuant to which each will be paid a monthly salary of $11,000. Under each of these agreements, the officers may elect to be issued shares of Company common stock in payment of unpaid salary. At September 30, 2009, each of these officers had accrued and unpaid salary in the amount of $16,500. During the nine months ended September 30, 2009, the Company issued a total of 1,889,442 shares to each of these officers in payment of $44,000 (per officer) in accrued salary. Each of these agreements has a term of three years.

Also in April 2009, the Company entered into an amended and restated employment agreement with another of its officers. At the time of the signing of this amended and restated employment agreement, this officer was issued 7,000,000 shares of Company common stock, in consideration of this officer’s changing his legal position. Under his employment agreement, as amended, this officer will be paid a monthly salary of $11,000. Under this agreement, as amended, this officer may elect to be issued shares of Company common stock in payment of unpaid salary. At September 30, 2009, this officer had accrued and unpaid salary in the amount of $16,500. During the nine months ended September 30, 2009, the Company issued a total of 1,889,442 shares to this officer in payment of $44,000 in accrued salary. This agreement, as amended, has a term of three years.

Note 9. Subsequent Events

Formation of New Subsidiary

In October 2009, the Company formed a new subsidiary, ubroadcast Entertainment, Inc., a Nevada corporation. This new subsidiary that is to be focused on the development and acquisition of content for distribution on the Company’s ubroadcast.com web site.

Employment Agreement - Stock Issuance for Salary

In November 2009, the Company entered into an employment agreement with an officer of a subsidiary. Pursuant to this employment agreement, the Company issued 1,500,000 shares of its common stock, in payment of the first years’ salary under such agreement. These shares were valued at $.04 per share, or $60,000, in the aggregate.

Stock Issued for Services

In October 2009, the Company issued 33,922 shares of common stock in payment of consulting services, which shares were valued at $1,113, in the aggregate.

Other Stock Issuances for Salaries

In November 2009, the Company issued a total of 2,097,552 shares of common stock to three of its officers in payment of accrued salary. These shares were issued in payment of a total of $66,000 in accrued salary. All of these shares were issued pursuant to the respective amended employment agreements of each of the officers.

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

              Stock-Based Compensation. We account for stock-based compensation based on the provisions of Accounting Standard Codification (“ASC”) 123. In December 2004, the Financial Accounting Standards Board (the “FASB”) issued ASC 123 (Revised 2004), Share-Based Payment, (ASC-123R). This statement replaces ASC-123, Accounting for Stock-Based Compensation, supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends ASC-95, Statement of Cash Flows. ASC-123R requires companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees and to record compensation cost for all stock awards granted after the required effective date and for awards modified, repurchased or cancelled after that date. The scope of ASC-123R encompasses a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans.

              Newly issued accounting standards. Effective July 1, 2009, the FASB established the Accounting Standards Codification as the primary source of authoritative GAAP recognized by the FASB to be applied to non-governmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

              On January 1, 2009, we adopted ASC 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (ASC 160). ASC 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of ASC 160 were applied retrospectively. Other than the change in presentation of non-controlling interests, the adoption of ASC 160 had no impact on the Financial Statements.

              In April 2009, the FASB issued ASC 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” ASC 141(R)-1). This pronouncement amends ASC 141-R to clarify the initial and subsequent recognition, subsequent accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, as determined in accordance with ASC 157, if the acquisition-date fair value can be reasonably estimated. If the acquisition-date fair value of an asset or liability cannot be reasonably estimated, the asset or liability would be measured at the amount that would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (ASC 5), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” ASC 141(R)-1 became effective for the Registrants as of January 1, 2009. As the provisions of ASC 141(R)-1 are applied prospectively to business combinations with an acquisition date on or after the guidance became effective, the impact on our financials cannot be determined until the transactions occur.

              In April 2009, the FASB issued ASC 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC 157-4), which provides additional guidance for applying the provisions of ASC 157. ASC 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants under current market conditions. This ASC requires an evaluation of whether there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity for the asset or liability. If there has, transactions or quoted prices may not be indicative of fair value and a significant adjustment may need to be made to those prices to estimate fair value. Additionally, an entity must consider whether the observed transaction was orderly (that is, not distressed or forced). If the transaction was orderly, the obtained price can be considered a relevant observable input for determining fair value. If the transaction is not orderly, other valuation techniques must be used when estimating fair value. ASC 157-4 must be applied prospectively for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.

              In April 2009, the FASB issued ASC 107-1 and Accounting Principles Board (APB) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends ASC 107, “Disclosures About Fair Value of Financial Instruments,” (ASC 107) and APB Opinion No. 28, “Interim Financial Reporting,” respectively, to require disclosures about fair value of financial instruments in interim financial statements, in addition to the annual financial statements as already required by ASC 107. ASC 107-1 and APB No. 28-1 will be required for interim periods ending after June 15, 2009. As ASC 107-1 and APB No. 28-1 provides only disclosure requirements; the application of this standard will not have a material impact on our financial statements.

              In April 2009, the FASB issued ASC 115-2 and ASC 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (ASC 115-2 and ASC No. 124-2), which amends ASC 115, “Accounting for Certain Investments in Debt and Equity Securities” and ASC 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations”. This standard establishes a different other-than-temporary impairment indicator for debt securities than previously prescribed. If it is more likely than not that an impaired security will be sold before the recovery of its cost basis, either due to the investor’s intent to sell or because it will be required to sell the security, the entire impairment is recognized in earnings. Otherwise, only the portion of the impaired debt security related to estimated credit losses is recognized in earnings, while the remainder of the impairment is recorded in other comprehensive income and recognized over the remaining life of the debt security. In addition, the standard expands the presentation and disclosure requirements for other than-temporary-impairments for both debt and equity securities. ASC 115-2 and ASC 124-2 must be applied prospectively for interim periods ending after June 15, 2009. The application of this standard will not have a material impact on our financial statements.

              On May 28, 2009, the FASB issued ASC 855, Subsequent Events. Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective on June 30, 2009. We have evaluated subsequent events through November 2, 2009, the date our consolidated financial statements were available to be issued for this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Results of Operations

              Our operations changed significantly from the First Nine Months 2008 to the First Nine Months 2009. During the First Nine Months 2009, we established a new Voice Network division, BriteVoice™, to augment the operations related to our Internet Broadcasting web site, ubroadcast.com.

              For the remainder of 2009 and the first half of 2010, we anticipate that the Broadcasting Segment will experience increasing revenues, inasmuch as the redesigned ubroadcast.com web site was launched in mid-July 2009. We intend to implement the following strategies, among others, to achieve revenue growth:

              -             Subscriptions. Currently, we offer two broadcasting packages that generate monthly recurring revenue: Broadcast250 (250 concurrent viewers for $3.99 per month) and Broadcaster500 (500 concurrent viewers for $6.99 per month), in addition to our free trial account (20 concurrent viewers). We plan to promote heavily these broadcasting packages to our current user base, as well as make modifications to our web site that will allow more opportunities to market these packages. We also plan to offer many more consumer and “business-to-business” packages at various price levels in the near future.

              -             Advertising. On the ubroadcast.com web site, advertising will be done in the form of banner ads, short video ads preceding each show (TV or radio) and click-through ads. Currently, we derive revenues, in form of commissions, from advertisers based on sales made by those advertisers to users who were lead to the particular advertiser’s web site by an ad appearing on our ubroadcast.com web site. At such time as traffic to the ubroadcast.com web site reaches a large enough level, we intend to sell advertising directly to businesses who wish to have their products or services offered to potential customers via our ubroadcast.com web site. We cannot predict when this second tier of advertising will become a part of the Broadcasting Segment.

              -             Strategic Relationships. We have actively been working to secure strategic partnerships with various organizations that will allow us to increase our user base. It is our goal to complete these partnerships with organizations that already have a significant user base and see a mutual benefit in adding the ubroadcast application to its product offering. These organizations include social networking and entertainment web sites, independent music and film sites, talent agencies and other groups that will complement our business model.

              We expect the Britevoice Segment to continue its revenue growth at a moderate pace for the remainder of 2009 and the first half of 2010. Should we be able to obtain approximately $100,000 for use in marketing, the BriteVoice Segment is expected to be able to increase significantly its revenues and improve its profit margins. There is no assurance that we will obtain funds for use in the BriteVoice Segment.

              Our overall operating results, which include BriteVoice Segment and Broadcasting Segment results, are included in the following discussion. In addition, separate segment information is presented.

              Third Quarter 2009 vs. Third Quarter 2008.

              Revenues. We generated revenues of $7,878 during the Third Quarter 2008. During the Third Quarter 2009, we generated a total of $221,129 in revenues from our operations. Nearly all of the current period’s revenues were derived from the BriteVoice Segment’s activities. For the remainder of 2009 and the first half of 2010, we expect that our BriteVoice Segment will generate a significant majority of our revenues. However, for the remainder of 2009 and the first half of 2010, we expect our Broadcasting Segment to generate increasing revenues on a month-by-month basis.

Revenues by Segment – Third Quarter 2009
Broadcast	BriteVoice
$320	$220,809

              Expenses. Our overall operating expenses during the Third Quarter 2009 were $630,959 compared to $48,764 for the Third Quarter 2008. This difference in operating results is due to our increased business activities during the current period compared to the prior period. Our non-cash operating expenses, which include stock issued for services, finder’s fees, accrued salaries and bonuses, totalled approximately $358,553 for the Third Quarter 2009 compared to $-0- for the Third Quarter 2008. We issued a total of 15,160,225 shares of our common stock for services during the Third Quarter 2009, which shares were valued for financial reporting purposes at $358,553, in the aggregate. Until we obtain significant operating capital, it can be expected that we will issue additional shares of our common stock to third-parties in payment of services rendered on our behalf.

Expenses by Segment – Third Quarter 2009
Broadcast	BriteVoice
$446,207	$184,752

              First Nine Months 2009 vs. First Nine Months 2008.

              Revenues. We generatedf $12,078 in revenues during the First Nine Months 2008. During the First Nine Months 2009, we generated a total of $420,723 in revenues from our operations. Nearly all of the current period’s revenues were derived from the BriteVoice Segment’s activities. For the remainder of 2009 and the first half of 2010, we expect that our BriteVoice Segment will generate a significant majority of our revenues. However, for the remainder of 2009 and the first half of 2010, we expect our Broadcasting Segment to generate increasing revenues on a month-by-month basis.

Revenues by Segment – First Nine Months 2009
Broadcast	BriteVoice
$320	$420,403

              Expenses. Our overall operating expenses during the First Nine Months 2009 were $1,666,844 compared to $201,293 for the First Nine Months 2008. This difference in operating results is due to our increased business activities during the current period compared to the prior period. Our non-cash operating expenses, which include stock issued for finder’s fees, accrued salaries and bonuses, totalled $1,131,512 for the First Nine Months 2009 compared to $-0-for the First Nine Months 2008. We issued a total of 7,134,734 shares of our common stock to professionals and consultants for services and a total of 23,920,241 shares of our common stock in payment of finder’s fees, accrued salaries and bonuses during the First Nine Months 2009, which shares were valued for financial reporting purposes at $1,068,053, in the aggregate. Until we obtain significant operating capital, it can be expected that we will issue additional shares of our common stock to third-parties in payment of services rendered on our behalf.

Expenses by Segment – First Nine Months 2009
Broadcast	BriteVoice
$1,316,151	$350,693

Financial Condition

              Since our inception, we have incurred losses from operations and at September 30, 2009, we had an accumulated deficit of $2,073,014 and we have not possessed an abundance of capital. During the First Nine Months 2009, the completion of our redesigned ubroadcast.com web site, which includes our “ubroadcast TV” service, was slowed, due to our lack of capital and, overall, we operated with little available cash. During the First Nine Months 2009, we obtained cash from financing activities in the amount of $82,010, $72,010 from privates sales of our common stock and $10,000 in the form of a loan from a shareholder. In addition, our officers and directors loaned us money or advanced costs on our behalf in the total amount of approximately $33,740. The loans and advances on account from our officers and directors are not evidenced by promissory notes, bear interest at 8% per annum and are payable on demand. These persons have advised us that they do not intend to demand repayment, until such time as repayment would not adversely affect our capital position. All of the funds obtained and the costs advanced on our behalf were applied to operating costs, including professional fees, and to software services associated with the redesign of our ubroadcast.com web site.

              Nevertheless, our redesigned ubroadcast.com was launched in July 2009 and we have begun to generate revenues from subscriptions to our Internet Broadcasting services and from web site advertising. At September 30, 2009, we had a working capital deficit of $258,769 and we remain substantially illiquid. We are seeking capital with which to complete our business objectives and we cannot assure you that we will be successful in this regard.

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

Capital Expenditures

              During the First Nine Months 2009, we expended $57,920 on software services. During the First Nine Months 2008, we made no capital expenditures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

              Not applicable.

Item 4T. Controls and Procedures.

Evaluation of Controls and Procedures

              As of September 30, 2009, an evaluation was performed by our President and our Acting Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including our President and our Acting Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2009. Our evaluation identified deficiencies related to the accuracy and completeness of our accounting records and disclosures resulting in substantial adjustments identified by our independent auditors. These deficiencies are due to the limited resources currently available to the company. Management is making efforts to utilize its resources more effectively to eliminate these deficiencies, until we are able to obtain sufficient funds for business development, including improvements in internal controls and procedures. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2009.

Management’s Assessment of Internal Controls Over Financial Reporting

              Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2009, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon this assessment, our management concluded that, as of September 30, 2009, our internal control over financial reporting was not effective. Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

              We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              During the three months ended September 30, 2009, we issued unregistered securities, as follows:

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

              2. (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Russell Geyser; (c) Consideration. Such shares of common stock were issued pursuant to a broadcast channel development agreement and were valued at $28,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              3. (a) Securities Sold. 919,118 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Russell Geyser; (c) Consideration. Such shares of common stock were issued for $25,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              4. (a) Securities Sold. 919,118 shares of common stock purchase warrants to purchase a like number of shares of common stock were issued; (b) Underwriter or Other Purchasers. Such common stock purchase warrants were issued to Russell Geyser; (c) Consideration. Such common stock purchase warrants were issued as part of units of securities, there being no consideration assigned to such common stock purchase warrants; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company; (e) Terms of Conversion or Exercise. The exercise price of the common stock purchase warrants is $.0272 per share. All of the common stock purchase warrants are exercisable until September 13, 2010.

              5. (a) Securities Sold. 170,915 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Eastern Point Communications, LLC; (c) Consideration. Such shares of common stock were issued pursuant to a management agreement and were valued at $5,553; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              6. (a) Securities Sold. 40,984 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Mark Shapiro; (c) Consideration. Such shares of common stock were issued pursuant to a management agreement and were valued at $1,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              Subsequent to September 30, 2009, we have issued unregistered securities, as follows:

              1. (a) Securities Sold. 33,922 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Eastern Point Communications, LLC; (c) Consideration. Such shares of common stock were issued pursuant to a management agreement and were valued at $1,113; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

              2. (a) Securities Sold. 1,500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Joseph Yukich; (c) Consideration. Such shares of common stock were issued pursuant to an employment agreement and were valued at $60,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Item 3. Defaults upon Senior Securities.

              None.

Item 4. Submission of Matters to a Vote of Security Holders.

              No matter was submitted to our shareholders, during the three months ended September 30, 2009.

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

Date: November 23, 2009.	UBROADCAST, INC.

By:	/s/ JASON SUNSTEIN
Jason Sunstein, Executive Vice President and Acting Chief Financial Officer