Form 10-K
period 2009-12-31
ubroadcast, inc.
filed 2010-04-15
CIK 828940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2009

[ ]	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________

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

The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of April 12, 2010, was approximately $1,000,000.

The number of shares outstanding of the issuer’s common equity as of April 12, 2010, was 183,189,126 shares of common stock, par value $.001.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by many factors, including, without limitation, the following factors:

– the strength of the United States economy – changes in the securities markets – legislative or regulatory changes – the loss of our key personnel	– technological changes – changes in customer habits – our ability to manage these and other risks

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

In June 2008, we began the development of an online biofuels exchange called the “US-BX”.  These development activities, which included the design and programming of the US-BX web site, were nearing completion in November 2008. In November 2008, we were presented with an opportunity to acquire ubroadcast, Inc. After investigating this opportunity, our Board of Directors determined that the interests of our company and our shareholders would best be served by acquiring ubroadcast, Inc. rather than to continue to pursue the development and start-up of the US-BX. In January 2009, we acquired ubroadcast, Inc. In connection with our acquisition of ubroadcast, Inc., there occurred a change in control of our company. The business plan of ubroadcast, Inc. became our company’s business plan.

2009 Events

In January 2009, in a combination accounted for as a reverse-acquisition, the Company acquired ubroadcast, Inc., the owner of ubroadcast.com, an Internet broadcasting web site. It is around ubroadcast.com that our business plan is structured.

On February 6, 2009, we changed our corporate name from Diamond I, Inc. to “ubroadcast, inc.” At the same time, we effected a 1-for-32 reverse split of our then-outstanding shares of common stock.  In March 2009, we formed a new Voice Network Division, “BriteVoiceTM”, that will allow us to become a buyer and seller of telecommunications voice traffic, in the U.S. and internationally.

Recent Events

In February 2010, we acquired iVu Media Corp., an Alexandria, Virginia-based software company that developed and owns a state-of-the-art Video Content Management (VCM) system.  iVu Media’s VCM works in tandem with a High Definition Playback technology, an Internet broadcasting platform that has attracted Fortune 500 clients, including Sony, Ford and Honda, Fox Sports and many leading international broadcasting firms.

In March 2010, we signed a letter of intent to acquire Santéon, Inc., an Alexandria, Virginia-based privately-held developer of business software solutions.  Santéon’s clients include MetLife®, Fidelity®, Aetna® and numerous governmental agencies, including the United States Department of Defense.  For 2009, Santéon had revenues of approximately $4,000,000.  The acquisition of Santéon is proposed to be made with shares of our common stock. Pursuant to the letter of intent, the parties are to complete negotiations and sign a definitive agreement by the end of March 2010.  However, there is no assurance that the proposed acquisition of Santéon will be consummated.

Overview

Founded in 2006, in San Diego, California, ubroadcast, Inc. developed proprietary software, with which anyone can host a live interactive radio show on the Internet.  In July 2009, we launched “ubroadcast TV’‘, which will allow users to produce live television shows, as well as radio shows.

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

In addition, we will achieve growth in enterprise value through the expansion of our ubroadcast.com subscriber base, which is currently approximately 26,000, because the value of our company can, in large measure, be estimated by assigning a market-based per-subscriber value to each of our subscribers. Also, we will enhance enterprise value through the placement of advertising on our web site.

Internet Broadcasting

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

The ubroadcast Application.  Even a technical novice can easily set up a ubroadcast “channel” and begin broadcasting almost instantly from any location with our proprietary ubroadcast audio software. Our ubroadcast TV website, which is expected to launch in the secondfirst quarter of 2009, may replace the current audio version of the software and will add expanded video capability that will include the following features:

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

iVu Media.  With the February 2010 acquisition of iVu Media Corp., we added powerful suite of software to our Internet broadcasting capabilities.  iVu Media is a software company that has developed a proprietary state-of-the-art Video Content Management (VCM) system. iVu Media's VCM works in tandem with a High Definition Playback technology, an Internet broadcasting platform that has attracted Fortune 500 clients, including Sony, Ford and Honda, Fox Sports and many leading international broadcasting firms.

The iVu Media platform, which we will, over time, merge into our ubroadcast.com platform, offers a rich set of next generation features and functions focused on enhancing the user online video viewing experience.  The iVu Media platform offers the industry first multi-player playback technology, as well as the industry first true interactive experience through contextual ad-serving capabilities, user interactive social networking capabilities, multiple viewing options such as PPV and P2V as well as a comprehensive administrative and business reporting and dashboard.

The iVu Media platform aims to establish a new vision of how rich content should be managed and monetized, offering extensive management capabilities of digital assets with full DRM protection, geo-blocking features, as well as support for multi-level portal design for retailers and their affiliates with full workflow and process automation of content distribution and tracking.

By integrating iVu Media's VCM into our ubroadcast.com Internet broadcasting platform, ubroadcast.com will have significantly increased the flexibility and power of its platform, placing it in a stronger position to generate revenues from the website's operations, especially within the corporate communications niche market.

ubroadcast Entertainment GroupTM

General.  We established ubroadcast Entertainment Group during the last quarter of 2009.  The Entertainment Group is a new division dedicated to the development and acquisition of content for distribution on our ubroadcast.com web site.  The Entertainment Group seeks to establish itself as the leading Internet-based distributor of original entertainment content, through the company’s ubroadcast.com web site.

Because we believe ubroadcast.com is uniquely positioned to exploit a sizable market niche that exists for the Internet-based distribution of so-called ‘indie’ content, it is our expectation that the Entertainment Group will be able to deliver abundant content for distribution through our rapidly growing ubroadcast.com web site.

ubroadcast FilmTM.  This division is responsible for the development and acquisition of original film content for distribution through our ubroadcast.com Internet broadcasting platform.

In its role, ubroadcast Film intends to produce revenue by at least five methods.  The first four methods are user-generated revenue streams that will result from the web site’s aesthetics and quality of content.  A fifth method for producing revenues are web site advertising sales.

Film Sales.  This will be the most basic method for generating revenues.  We expect that the web site will attract traffic due to the quality of content we acquire and develop in-house.  Each film will be available by streaming or download for a fee.  These fees would likely be split with the particular film maker.

Subscriptions for Film Resources.  The web site will also feature a product available by annual subscription that would provide access to our “how-to-make-a-film tutorial, plus a “support group” feature for use as a subscriber makes his film or films.  Each resource within the “support group” would be available for a subscription fee.

Discovery Program.  This ubroadcast Film program is aimed at the discovery of new talent, including filmmakers and actors.  In this program, filmmakers would submit films to be considered for acceptance into our Discovery Program.  Once a month, a new filmmaker would be accepted into the Discovery Program.  Once admitted into the program, selected filmmakers would receive agent representation and access to ubroadcast Film’s exclusive strategic partnerships.  Also, actors would audition for an opportunity to gain acceptance into our Discovery Program and representation with a talent agency.  We would guarantee an admitted actor’s representation by an agent.  Each submission or audition would generate revenues for ubroadcast Film.

Online Film Festivals.  This is the vehicle by which ubroadcast Film would conduct an online competition for filmmakers, as we start to acquire and distribute films.  Again, competitors would pay an entry fee to ubroadcast Film.  This online event would become ubroadcast Film’s largest, most-publicized event, an online version of the Sundance Film Festival.

Ad Sales.  Based on our experience, we will be able to garner significant from web site advertising, once we achieve approximately 500,000 unique visitors.

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

Our innovative platform, including the acquired platform of iVu Media, represents is a new-media channel for advertisers seeking to reach a highly-profiled audience with interactive marketing and promotions and a strong “viral marketing” component, whereby broadcasters build their own audiences and inspire some of those audience members to become broadcasters themselves. This level of targeted and profiled advertisements cannot be accomplished with traditional television advertising.

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

BriteVoiceTM

In March 2009, we formed our Voice Network Division, “BriteVoice”, a buyer and seller of telecommunications voice traffic in the U.S. and internationally.  Importantly, as it relates to our ubroadcast.com structure, BriteVoice will enable us to terminate calls on our own in-house network and provide our “broadcasters” (television and radio) with a unique call-in number for users to listen and interact with ubroadcast.com shows, including mobile phone users listening by streaming audio through their car radio.

In addition to its use in our business, this division sells and smarket wholesale voice traffic to other service providers, social networking sites and other organizations as an additional revenue stream.

BriteVoice has entered into a management agreement with a privately-held third-party, Eastern Point Communications, to serve as manager of BriteVoice. This management agreement operates on renewable thirty-day terms, with a thirty-day termination notice required.  In connection with this agreement, we issued 250,000 shares of our common stock as a signing bonus. Eastern Point is paid a management fee up to $25,000 per month, but only out of “net profits”, plus a monthly performance bonus paid in shares of our common stock, at then-market value, equal to 1.5% of BriteVoice’s gross revenues for the prior month.

Our Competitive Advantages and Disadvantages

Competitive Advantages. Our management believes that our ubroadcast.com Internet broadcasting platform will provide certain competitive advantages over our competition, including ease of use and the high quality of broadcasting through our web site.

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

–
UStream/JustinTV/NowLive/Stickam. Other sites that do offer live video broadcasting, such as NowLive and Stickam, offer no original programming and are more focused as a social network experience to broadcast among friends.

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

Employees

We currently have 10 employees, three of whom are officers. As our operations expand, we expect that we will hire non-management employees on as-needed basis, as well as retain the services of independent contractors and outside professionals on an as-needed basis.

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

Item 3. Legal Proceedings

We are not currently involved in any material legal proceedings.

Item 4. Submission of Matters to Vote of Security Holders

No matter was submitted to our shareholders during the last three months of 2009.

In January 2009, holders of a majority of our common stock, acting by written consent in lieu of a meeting, approved an amendment to our amended and restated certificate of incorporation. whereby our authorized capital would be increased to 4,000,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock. This amendment was filed on January 26, 2009.

In February 2009, holders of a majority of our common stock, acing by written consent in lieu of a meeting, approved an amendment to our amended arid restated certificate of incorporation, whereby (1) our corporate name would change from Diamond I, Inc. “ubroadcast inc.”, (2) our common stock would be reverse split on a 1-for-32 basis and (3) our authorized capital would be decreased from 4,000,000,000 to 700,000,000 shares of $.001 par value common stock and 50,000,000 shares of $.001 par value preferred stock. This amendment was filed on February 6, 2009.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Period		High*	Low*
2008	First Quarter	$.22	$.10
	Second Quarter	$.19	$.05
	Third Quarter	$.19	$.06
	Fourth Quarter	$.08	$.03
2009	First Quarter	$.20	$.02
	Second Quarter	$.09	$.01
	Third Quarter	$.07	$.01
	Fourth Quarter	$.10	$.02
_____________________
 *   The foregoing prices have been adjusted to reflect a 1 -for-32 reverse split occurring in February 2009.

You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On April 12, 2010, the number of record holders of our common stock, excluding nominees and brokers, was 201 holding 183,189,126 shares.

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

Recent Issuances of Unregistered Securities

During the last three months of 2009, we issued unregistered securities, as follows:

1.  (a) Securities Sold in November 2009. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Neil Bagg (900,000 shares) and Don Buchwald & Associates (100,000 shares); (c) Consideration. Such shares of common stock were issued pursuant to a letter agreement and were valued at $45,000, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

2.  (a) Securities Sold in January 2009. 2,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Heriberto Cruz; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $72,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3.  (a) Securities Sold in December 2009. 250,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Gil Fuentes; (c) Consideration. Such shares of common stock were issued pursuant for $5,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

4.  (a) Securities Sold in December 2009. 750,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to John L. Castiglione (250,000 shares), Jason Sunstein (250,000 shares) and David Loflin (250,000 shares); (c) Consideration. Such shares of common stock were issued as bonuses and were valued at $21,750, in the aggregate; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Subsequent to December 31, 2009, we have issued unregistered securities, as follows:

5.  (a) Securities Sold. 4,000,000 units of securities; (b) Underwriter or Other Purchasers. Such securities were issued to Michael Irwin; (c) Consideration. Such securities were issued for $50,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.  Each unit includes one share of common stock and one warrant to purchase an additional share of common stock for a period of ninety days.

6.  (a) Securities Sold. 1,284,710 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to John L. Castiglione (614,174 shares) and Jason Sunstein (670,536 shares); (c) Consideration. Such shares of common stock were issued in repayment of cash expenses advanced in the total amount of $31,117; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

7.  (a) Securities Sold. 500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Douglas Hay; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

8.  (a) Securities Sold. 500,000 warrants to purchase shares of common stock were issued; (b) Underwriter or Other Purchasers. Such warrants were issued to Douglas Hay; (c) Consideration. Such warrants were issued pursuant to a consulting agreement; (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company; and (e) Terms of Conversion or Exercise. The exercise price of the warrants is $.02 per share.  All of the warrants are exercisable until February 2013.

9.  (a) Securities Sold. 500,000 warrants to purchase shares of common stock were issued; (b) Underwriter or Other Purchasers. Such warrants were issued to Douglas Hay; (c) Consideration. Such warrants were issued pursuant to a consulting agreement; (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company; and (e) Terms of Conversion or Exercise. The exercise price of the warrants is $.05 per share.  All of the warrants are exercisable until February 2013.

10.  (a) Securities Sold. 9,751,595 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to John L. Castiglione (4,439,585 shares), Jason Sunstein (4,973,121 shares) and David Loflin (338,889 shares); (c) Consideration. Such shares of common stock were issued in repayment of loans in the total amount of $175,528; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

11.  (a) Securities Sold. 10,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Peter Rusy (8,000,000 shares) and Ashraf M. Rofail (2,000,000 shares); (c) Consideration. Such shares of common stock were issued in the acquisition of iVu Media Corp., pursuant to a plan and agreement of reorganization; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

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

On May 28, 2009, the FASB issued ASC 855, Subsequent Events. Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective on June 30, 2009. We have evaluated subsequent events through April 12, 2010, the date our consolidated financial statements were available to be issued for this Annual Report on Form 10-K for the year ended December 31, 2009.

Results of Operations

Revenues. We generated $26,800 in revenues during fiscal 2008. During fiscal 2009, we generated a total of $449,023 in revenues from our operations. Nearly all of the current period’s revenues were derived from the BriteVoice Segment’s activities. For the calendar year 2010, we expect that our BriteVoice Segment will generate a significant majority of our revenues. However, we expect our Broadcasting Segment to generate increasing revenues on a month-by-month basis.

Expenses. Our overall operating expenses during fiscal 2009 were $1,980,302 compared to $744,267 for fiscal 2008. This difference in operating results is due to our increased business activities during the current period compared to the prior period. Our non-cash operating expenses, which include stock issued for finder’s fees and accrued salaries, totaled $845,250 for fiscal 2009 compared to $386,200 for fiscal 2008. We issued a total of 14,378,750 shares of our common stock to professionals and consultants for services and a total of 22,849,315 shares of our common stock in payment of finder’s fees, accrued salaries and bonuses during 2009, which shares were valued for financial reporting purposes at $1,302,896, in the aggregate. Until we obtain significant operating capital, it can be expected that we will issue additional shares of our common stock to third-parties in payment of services rendered on our behalf.

Financial Condition

Since our inception, we have incurred losses from operations and at December 31, 2009, we had an accumulated deficit of $2,929,214 and we have not possessed an abundance of capital. During 2009, the completion of our redesigned ubroadcast.com web site, which includes our “ubroadcast TV” service, was slowed, due to our lack of capital and, overall, we operated with little available cash. During 2009, we obtained cash from financing activities in the amount of $89,510 from privates sales of our common stock and $13,325 in the form of a loan from a shareholder. The loans and advances on account from our officers and directors are not evidenced by promissory notes, bear interest at 8% per annum and are payable on demand. These persons have advised us that they do not intend to demand repayment, until such time as repayment would not adversely affect our capital position. All of the funds obtained and the costs advanced on our behalf were applied to operating costs, including professional fees, and to software services associated with the redesign of our ubroadcast.com web site.

Nevertheless, our redesigned ubroadcast.com was launched in July 2009 and we have begun to generate revenues from subscriptions to our Internet Broadcasting services and from web site advertising. At December 31, 2009, we had a working capital deficit of $320,814 and we remain substantially illiquid. We are seeking capital with which to complete our business objectives and we cannot assure you that we will be successful in this regard.

Management’s Plans Relating to Future Liquidity

We currently possess approximately $4,240 in cash.  We will require substantial additional capital to maximize the potential that we believe our ubroadcast TV holds.  We may never obtain sufficient capital for this business to become profitable.  To date, we have not received a commitment for an equity investment or a loan in any amount.

Capital Expenditures

During 2009, we made capital expenditures in the amount of $18,000.  During 2008, we made no capital expenditures.  Should we obtain the capital required to pursue our plan of business in full, we expect that we will make significant capital expenditures.  However, we cannot predict the exact amount of these potential expenditures.

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

On May 11, 2009, Farmer, Fuqua & Huff, P.C. was replaced as our independent auditor.  At the time of the auditor change, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.  On May 11, 2009, we engaged Swalm & Associates, P.C. as our new independent auditor, to audit our financial statements for the year ended December 31, 2009, and succeeding years. The decision to change auditors was approved by our board of directors.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective.  Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

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

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

The following table sets forth the officers and directors of ALL Fuels & Energy Company.

Name	Age	Position(s)
John L. Castiglione	39	President, CEO and Director
Jason Sunstein	38	Executive Vice President, Secretary and Director
David Loflin	52	Executive Vice President and Director

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

Board of Directors

The Company’s full board did not meet during 2009 and took action by unanimous written consent in lieu of a meeting on 56 occasions.

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

Audit Committee

Until January 26, 2009, the audit committee was composed of Ira R. Witkin (chairman), Gregory A. Bonner and David Loflin. Since the resignations of Messrs. Waddell Loflin and Bonner on that date, we do not have an audit committee.

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

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of ubroadcast, inc. at any time during the years ended December 31, 2009, 2008 and 2007, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2009, 2008 and 2007. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2009, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John L. Castiglione	2009	88,000(1)	51,250(2)	---	---	---	---	---	132,000
President	2008	----	---	---	---	---	---	---	---
	2007	---	---	---	---	---	---	---	---

Jason Sunstein	2009	88,000(3)	51,250(4)	---	---	---	---	---	132,000
Executive President, Secretary and Acting Chief Financial Officer	2008	---	---	---	---	---	---	---	---
	2007	---	---	---	---	---	---	---	---

David Loflin	2009	226,000(5)	136,250(6)	---	---	---	---	---	362,250(7)
Executive Vice President	2008	180,000(8)	---	---	---	---	---	---	180,000
(See Note A below)	2007	384,454(9)	---	---	---	---	---	---	384,454

Waddell D. Loflin	2009	---	---	---	---	---	---	---	---
Former Executive V.P. and Secretary	2008	120,000(10)	---	---	---	---	---	---	120,000
	2007	254,968(11)	---	---	---	---	---	---	254,968
____________________
Note A:	Mr. Loflin served as our president or acting chief financial officer, until our January 2009 acquisition of ubroadcast, Inc.

(1)	Mr. Castiglione was issued a total of 3,174,105 shares of our common stock in payment of his salary.

(2)	Mr. Castiglione’s bonus amount was paid by the issuance of 2,010,000 shares of our common stock.

(3)	Mr. Sunstein was issued a total of 3,174,105 shares of our common stock in payment of his salary.

(4)	Mr. Sunstein’s bonus amount was paid by the issuance of 2,010,000 shares of our common stock.

(5)
During 2009, Mr. Loflin was paid $226,000 in salary, as follows: (A) $63,000 of this amount was not paid and was accrued; (B) $75,000 of this amount represented accrued salary from 2008, and Mr. Loflin was issued 2,343,750 shares of our common stock in payment of this accrued salary; and (C) $88,000 of this amount was paid by issuing Mr. Loflin a total of 3,174,105 shares of our common stock.

(6)	Mr. Loflin’s bonus amount was paid by the issuance of 4,666,250 shares of our common stock.

(7)	In addition to this amount of salary and bonus, Mr. Loflin was issued 7,000,000 shares in consideration of changing legal position, which shares were valued at $350,000.

(8)
Mr. David Loflin was paid $105,000 of his 2008 salary, $75,000 of his 2008 salary was not paid. This amount has been accrued. In addition, Mr. Loflin was issued 781,250 shares of our common stock in payment of $225,000 in accrued salary.

(9)
Mr. David Loflin was paid $12,100 of his 2007 salary, $167,900 of his 2007 salary was not paid. This amount has been accrued. In addition, Mr. Loflin was issued 9,735,904 shares of our common stock in payment of $204,454 in accrued salary.

(10)
Mr. Waddell Loflin was paid $78,000 of his 2008 salary; $42,000 of his 2008 salary was not paid. This amount has been accrued. In addition, Mr. Loflin was issued 156,250 shares of our common stock in payment of $150,000 in accrued salary.

(11)
Mr. Waddell Loflin was paid $3,200 of his 2007 salary; $116,800 of his 2007 salary was not paid. This amount has been accrued. In addition, Mr. Loflin was issued 6,427,047 shares of our common stock in payment of $134,968 in accrued salary.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

In April 2009, the Company entered into employment agreements with two of its officers, John L. Castiglione and Jason Sunstein.  The employment agreements of Messrs. Castiglione and Sunstein provide for each to be paid a monthly salary of $11,000.  Under each of these agreements, the officers may elect to be issued shares of our common stock in payment of unpaid salary.  During the year ended December 31, 2009, we issued a total of 3,174,105 shares to each of these officers in payment of $88,000 (per officer) in accrued salary.  In December 2009, the employment agreements of Messrs. Castiglione and Sunstein were amended to increase their salaries to $12,500 per month.  Each of these agreements, as amended, has a term of three years.

Also in April 2009, the Company entered into an amended and restated employment agreement with another of our officers, David Loflin.  At the time of the signing of this amended and restated employment agreement, Mr. Loflin was issued 7,000,000 shares of Company common stock, in consideration of his changing his legal position.  Mr. Loflin’s employment agreement, as amended, provided for him to be paid a monthly salary of $11,000.  Under this agreement, as amended, Mr. Loflin may elect to be issued shares of Company common stock in payment of unpaid salary.  During the year ended December 31, 2009, we issued a total of 3,174,105 shares to Mr. Loflin in payment of $88,000 in accrued salary.  At December 31, 2009, Mr. Loflin had $63,000 in accrued and unpaid salary, which was paid in January 2010, by the issuance of 2,739,130 shares of our common stock.  In December 2009, the employment agreement of Mr. Loflin was amended to increase his salary to $12,500 per month.  This agreement, as amended, has a term of three years.

The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2009, for each named executive officer.

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

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2009 and 2008.

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

____________________
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

All percentages in the following table are based on a total of 183,189,126 shares of common stock outstanding as if the date hereof. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o 1666 Garnet Avenue, Suite 312, San Diego, California 92109.

Name of Beneficial Owner	Shares	% (1)
John L. Castiglione	46,416,526	______%
Jason Sunstein	43,691,441(2)	______%
David Loflin	15,129,754	______%
All executive officers and directors as a group (3 persons)	___________(2)	______%
____________________
(1)	Based on 183,189,126 shares outstanding.
(2)	3,511,272 of these shares are owned by Stone Bridge Capital Partners.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

2010 Transactions

In February 2010, we issued a total of 9,751,595 shares of our common stock in payment of a total of $175,528 in loans made to us by our current directors, as follows: (A) John L. Castiglione was issued 4,439,585 shares in payment of $79,912 in loans made to us; (B) Jason Sunstein was issued 4,973,121 shares in payment of $89,516 in loans made to us; and (C) and David Loflin was issued 338,889 shares in payment of $6,100 in loans made to us.

In January 2010 we issued a total of 1,284,710 shares of our common in payment a total of $31,117 in cash expenses advanced on our behalf by two of our directors, as follows: (A) John L. Castiglion was issued 614,174 shares in payment of $15,354 in cash expenses advanced; and (B) Jason Sunstein was issued 670,536 shares in payment of $16,763 in cash expenses advanced.

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

Employment Agreements.  In April 2009, the Company entered into employment agreements with two of its officers, John L. Castiglione and Jason Sunstein.  The employment agreements of Messrs. Castiglione and Sunstein provide for each to be paid a monthly salary of $11,000.  Under each of these agreements, the officers may elect to be issued shares of our common stock in payment of unpaid salary.  During the year ended December 31, 2009, we issued a total of 3,174,105 shares to each of these officers in payment of $88,000 (per officer) in accrued salary.  In December 2009, the employment agreements of Messrs. Castiglione and Sunstein were amended to increase their salaries to $12,500 per month.  Each of these agreements, as amended, has a term of three years.

Also in April 2009, the Company entered into an amended and restated employment agreement with another of our officers, David Loflin.  At the time of the signing of this amended and restated employment agreement, Mr. Loflin was issued 7,000,000 shares of Company common stock, in consideration of his changing his legal position.  Mr. Loflin’s employment agreement, as amended, provided for him to be paid a monthly salary of $11,000.  Under this agreement, as amended, Mr. Loflin may elect to be issued shares of Company common stock in payment of unpaid salary.  During the year ended December 31, 2009, we issued a total of 3,174,105 shares to Mr. Loflin in payment of $88,000 in accrued salary.  At December 31, 2009, Mr. Loflin had $63,000 in accrued and unpaid salary, which was paid in January 2010, by the issuance of 2,739,130 shares of our common stock.  In December 2009, the employment agreement of Mr. Loflin was amended to increase his salary to $12,500 per month.  This agreement, as amended, has a term of three years.

Bonuses.  In December 2009, the Company issued 250,000 shares to each of our directors, John L. Castiglione, Jason Sunstein and David Loflin, as retention bonuses.  These shares were valued at $21,750, in the aggregate.

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

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit Fees	$25,000	$17,000
Audit related fees	$0	$0
Tax	-	$0
All other fees	$0	$0

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

1.	Financial Statements

–	Report of Independent Registered Public Accounting Firm
–	Consolidated Balance Sheets as of December 31, 2009 and 2008
–	Consolidated Statements of Operations for the Years Ended December 31, 20009, 2008 and 2007
–	Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2009, 2008 and 2007
– –	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007 Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit No.	Description
10.1 *	Amended and Restated Employment Agreement between Registrant and John L. Castiglione.
10.2 *	Amended and Restated Employment Agreement between Registrant and Jason Sunstein.
10.3 *	Amended and Restated Employment Agreement between Registrant and David Loflin.
10.4 *	Consulting Agreement between Registrant and John Michael Johnson.
10.5 *	Consulting Agreement between Registrant and Heriberto Cruz.
10.6 *	Letter Agreement between Registrant and Neil Bagg / Don Buchwald & Associates.
10.7 *	Employment Agreement between Registrant and Joseph Yukich.
10.8 *	Consulting Agreement between Registrant and Todd Costello.
10.9 *	Securities Purchase Agreement between Registrant and Michael Irwin.
10.10 *	Consulting Agreement between Registrant and Douglas Hay.
21.1 *	Subsidiaries of Registrant.
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on April 15, 2010, on its behalf by the undersigned, thereunto duly authorized.

UBROADCAST, INC.

By: /s/ JOHN L. CASTIGLIONE
John L. Castiglione
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on April 15, 2010, by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ JOHN L. CASTIGLIONE
John L. Castiglione President and CEO (principal executive officer) and Director

/s/ JASON SUNSTEIN
Jason Sunstein Executive Vice President, Acting Chief Financial Officer (principal financial officer), Secretary, Treasurer and Director

/s/ DAVID LOFLIN
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
ubroadcast, inc.
San Diego, California

We have audited the accompanying consolidated balance sheets of ubroadcast, inc and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on the consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ubroadcast, inc. and subsidiaries as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 2.  The consolidated financial statements do not any include any adjustments that might result from the outcome of this uncertainty.

/s/ Swalm & Associates, P.C.
Plano, Texas
April, 15, 2010

UBROADCAST, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008

Current Assets
Cash	$4,240	$(141)
Accounts Receivable	---	55,000
Total current assets	4,240	54,859

Non-current Assets
Equipment, net of Depreciation	2,300	5,127
Software, net of Amortization	308,339	280,148
Total Non-current Assets	310,639	285,275
Total Non-current Assets	$314,879	$340,134

Current Liabilities
Accounts Payable	102.122	93,442
Notes Payable	30,400	---
Notes Payable, Related Parties	192,533	165,868
Total Current Liabilities	325,055	259,310
Total Liabilities	325,055	259,310

Capital/Owners’ Equity
Common Stock, Par Value $.001; 700,000,000 Shares Authorized; 149,428,053 and 21,500,537 Shares Issued and Outstanding	149,428	21,500
Subscription Receivable	(128,000)	---
Additional Paid in Capital	2,897,610	1,457,260
Retained Earnings	(2,929,214)	(1,397,936)
Total Capital/Owners’ Equity	(10,176)	80,824
Total Liabilities & Capital	$314,879	$340,134

The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2009 and 2008

	2009	2008
Revenues
Revenue	$449,023	$26,800
Total Revenues	449,023	26,800

Expenses
Communications Services	350,693	---
Professional & Consulting Fees	512,990	56,186
Compensation Expense	753,250	464,000
Depreciation & Amortization	189,532	70,326
General & Administrative	173,836	153,755
Total Expenses	1,980,301	744,267

Net Income (loss)	$(1,531,278)	$(717,467)

The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Year Ended December 31, 2009

					Additional
	Preferred	Preferred	Common	Total	Paid-In Capital		Accumulated
	Shares	$	Shares	$	(adjusted)	Subscription	Deficit	Total

Balance 12/31/07	500,000	500	10,688,033	10,688	586,372		(680,469)	(82,909)
Cancellation of preferred	(500,000)	(500)	781,250	781	(281)			-
Dividend payable					(15,000)			(15,000)
Stock issued for compensation			1,156,250	1,156	385,044			386,200
Stock issued for consulting agreements			2,000,000	2,000	143,000			145,000
Stock issued for cash			625,000	625	49,375			50,000
Stock issued for options			6,250,000	6,250	181,250			187,500
Forgiveness of dividend payable					127,500			127,500
Net Loss for 2008							(717,467)	(717,467)
Balance 12/31/08	-	-	21,500,533	21,500	1,457,260	-	(1,397,936)	80,824

Merger with UBI			80,000,000	80,000	(84,128)	(128,000)		(132,128)
Stock issued for finders fee			800,000	800	91,200			92,000
Stock issued for legal services			4,000,000	4,000	76,000			80,000
Stock issued for cash			4,744,618	4,745	84,765			89,510
Stock issued for compensation			22,049,315	22,049	731,201			753,250
Stock issued for consulting agreements			10,378,750	10,379	338,101			348,480
Stock issued for debt payment			5,500,000	5,500	174,500			180,000
Stock issued for services			454,837	455	28,711			29,166
Net loss for 2009							(1,531,278)	(1,531,278)

Balance 12/31/09	-	-	149,428,053	149,428	2,897,610	(128,000)	(2,929,214)	(10,176)

The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,531,278)	$(717,467)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	189,532	70,326
Stock issued for services and compensation	1,417,708	718,700
Changes in assets and liabilities:
Accounts receivable	55,000	(45,000)
Accounts payable	(4,521)	10,150
CASH FLOWS USED IN OPERATING ACTIVITIES	126,441	36,709
CASH FLOWS FROM INVESTING ACTIVITIES
Patents and trademark	(68,016)	---
Purchase of software services	(146,280)	(147,301)
Purchase of equipment	(600)	(3,279)
CASH FLOWS USED IN INVESTING ACTIVITIES	(214,896)	(150,580)

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009 and 2008

	2009		2008
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable		13,325		74,904
Repayments on notes payable		(10,000)		---
Sale of common stock, net		89,510		50,000
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES		92,835		124,904
NET INCREASE (DECREASE) IN CASH		4,380		11,033
Cash, beginning of period		(140)		(11,174)
Cash, end of period		$4,240		$(141)

Supplemental information:
Income taxes paid	$	---	$	---
Interest paid	$	---	$	---

The accompanying notes are an integral part of these statements.

UBROADCAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009

Note 1	Basis of Presentation

Nature of Company

Through December 31, 2008, ubroadcast, inc., a U.S. public company (the “Company”), was known as Diamond I, Inc.  Previously, the Company was known as AirRover Wi-Fi Corp., Air-Q Wi-Fi Corporation and Covenant Financial Corporation.

During 2008, the Company generated a small amount of revenues from its online “casinos”.  In June 2008, the Company began the development of an online biofuels exchange called the “US-BX”.  These development activities, which included the design and programming of the US-BX web site, were nearing completion in November 2008.  In November 2008, the Company was presented with an opportunity to acquire a privately-held Internet broadcasting company, ubroadcast, Inc. (“UBI”).  After investigating the ubroadcast, Inc. opportunity, the Company’s Board of Directors determined that the best interests of the Company and its shareholders would be best served by acquiring ubroadcast, Inc. rather than to continue to pursue the development and start-up the US-BX.

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

In connection with the Company’s acquisition of UBI, there occurred a change in control of the Company.  The business plan of UBI has been adopted by the Company’s board of directors and the Company is pursuing the development of its “ubroadcast.com” web site and related activities.

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

Consolidation

As of December 31, 2009, the Company had three wholly-owned subsidiaries:(a) ubroadcast, inc, a Nevada corporation; (b) Britespot, Inc., a Nevada corporation; and (c) ubroadcast Entertainment, Inc., a Nevada corporation (this subsidiary was formed in December 2009, but not capitalized until March 2010).  Subsequent to December 31, 2009, the Company acquired 100% of the capital stock of iVu Media Corporation, a Delaware corporation.  All material inter-company balances and inter-company transactions have been eliminated for the purpose of presenting the accompanying consolidated financial statements.

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

Software

Software consists of the broadcasting software at cost.  Depreciation is computed using the straight-line method over the estimated economic lives of three years. Impairment losses are recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

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

Reverse Split

In February 2009, the Company effected a 1-for-32 reverse split of its common stock.  Historical share information presented in the accompanying financial statements has been adjusted to reflect this reverse stock split.

Loss Per Share

The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding.

Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Stock Based Compensation

Prior to December 31, 2005, the Company accounted for stock based compensation under Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (123). As permitted under this standard, compensation cost was recognized using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Effective December 15, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (FAS 123R) and applied the provisions of the Securities and Exchange Commission Staff Accounting Bulletin No. 107 using the modified-prospective transition method. The Company had not issued any options to employees in the prior periods; thus, there was no impact of adopting the new standard.

Recent Accounting Pronouncements

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

On May 28, 2009, the FASB issued ASC 855, Subsequent Events. Although ASC 855 does not significantly change current practice surrounding the disclosure of subsequent events, it provides guidance on management's assessment of subsequent events and the requirement to disclose the date through which subsequent events have been evaluated. ASC 855 became effective on June 30, 2009. The Company has evaluated subsequent events through April 12, 2010, the date the Company’s consolidated financial statements were available to be issued for the Annual Report on Form 10-K for the year ended December 31, 2009.

The Company does not expect the adoption of any other recently issued accounting pronouncements to have a significant impact on its consolidated financial position.

Note 2	Going Concern

The Company has incurred losses totaling $2,929,214 through December 31, 2009, and had a working capital deficit of $320,814 as of such date.  Because of these conditions, the Company will require additional working capital to continue operations and develop the business. The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3	Acquisition

ubroadcast, Inc.

On January 26, 2009, pursuant to an agreement and plan of merger, the Company acquired 100% of the common stock of ubroadcast, Inc. (UBI), in a combination that has been accounted for as a reverse-acquisition, by issuing a total of 80,000,000 shares of its common stock.  In addition, the Company issued 500,000 shares of its common stock in payment of a finder’s fee in connection with the UBI acquisition.  The number shares issued by the Company in the acquisition of UBI was determined through arm’s-length negotiations.

Note 4	Notes Payable and Other Obligations

At December 31, 2009, the Company owed, on open account, three of its current officers a total of $179,192.  Subsequent to December 31, 2009, these loans were repaid by the issuance of a total of 10,492,706 shares of the Company’s common stock.  See “Note 11. Subsequent Events”.

In May 2009, the Company obtained a $10,000 loan from a shareholder, which loan is evidenced by a promissory note.  Under the promissory note, the loan was to be repaid in June 2009.  However, at December 31, 2009, the Company had not made any payment of the loan and the entire balance remains due and owing.  At the time the Company issued such promissory note, the Company issued 500,000 shares of common stock, pursuant to the terms of such promissory note, which shares were treated, for accounting purposes, as the  payment of additional interest.   These shares were valued at $.04 per share (the closing price of the Company’s common stock on the date of issuance), or $20,000 in the aggregate.

Note 5	Income Taxes

The Company follows Statement of Financial Accounting Standards Number 109 (SFAS 109), “Accounting for Income Taxes”.  Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) cumulative net operating loss carryforwards of approximately $2,929,214.  No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized. The deferred tax asset related to the net loss carryforward in the amount of $995,932 has been fully reserved. The net loss carryforwards expire between 2023 and 2026.

The Company recognizes deferred tax liabilities and benefits for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Deferred tax liabilities and benefits are recognized using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax benefits and liabilities are calculated using enacted tax rates in Canada and the U.S. in effect for the year in which the differences are expected to reverse.

The following is a schedule of the composition of the income tax benefit:

	2009	2008

Net operating loss carryforward	$995,932	$475,298
Valuation	(995,932)	(475,298)
Total income tax benefit (liability)	$0	$0

Reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	2009	2008

Net loss before taxes	$1,531,278	$717,467
U.S. statutory rate	34%	34%
Change in deferred tax	520,634	243,939
Change in deferred tax asset valuation account	(520,634)	(243,939)
Total tax expense	$0	$0
Effective tax rate	0.0%	0.0%

The net change in the valuation account was $520,634 and $243,939 for the years ended December 31, 2009 and 2008, respectively.  The valuation allowance has been estimated in an amount equal to the projected future benefit of the loss carryforward because there is no assumption that the Company will generate sufficient income to utilize the tax benefit.  The Company has incurred losses since its inception.  The losses incurred to date may be limited due to changes in control of the Company and limitations on the deductibility of fees for services paid through the issuance of common stock.

Note 6	Capital Stock

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

In July 2008, the Company re-purchased all 500,000 shares of its then-outstanding Series A preferred stock, by the issuance of 781,250 shares of its common stock.

In December 2008, the third party to whom the Company owed the accrued dividend payable contributed the $127,500 in accrued dividends as additional paid-in capital.

Acquisition of ubroadcast, Inc.

In January 2009, pursuant to an agreement and plan of merger, the Company acquired 100% of the common stock of UBI, by issuing a total of 80,000,000 shares of its common stock.  In addition, the Company issued 500,000 shares of its common stock in payment of a finder’s fee in connection with this acquisition.

Stock Issued for Cash

During 2009, the Company issued a total of 4,744,618 shares for a total of $89,510 in cash.

During 2008, the Company issued a total of 625,000 shares for a total of $50,000 in cash.

Stock Issued as Interest

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

Cancellations

During 2009, the Company cancelled a total of 300,000 shares of common stock that had previously been issued during 2009 to consultants under two separate consulting agreements.  The consolidated statement of stockholders’ (deficit) equity reflects the netting of the issuance and cancellation transactions.

Stock Issued as Finder’s Fees

During 2009, the Company issued 500,000 shares of common stock in payment of a finder’s fee associated with the Company’s acquisition of UBI, which shares were valued at $65,000.   Also in 2009, the Company issued 300,000 shares of common stock in payment of a private placement finder’s fee, which shares were valued at $27,000.

Stock for Services, Salary and Bonuses

During 2009, the Company issued a total of 10,378,750 shares of common stock to third-party consultants for services valued at $348,480.

During 2008, the Company issued a total of 2,000,000 shares of common stock to third-party consultants for services valued at $145,000.

During 2009, the Company issued a total of 22,049,315 shares of common stock in payment of accrued salaries and retention bonuses to its officers.  These shares were valued at $753,250, in the aggregate.  All of these shares were issued pursuant to the employment agreements, as amended, of each of the officers.

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

Subscription Agreement

The balance sheet reflects a subscription receivable of $128,000 as of December 31, 2009, related to these warrants.

Issuance of Warrants

The balance sheet reflects a subscription receivable of $128,000 as of December 31, 2009, related to these warrants.

Note 7	Warrants

The following sets forth the warrants outstanding as of December 31, 2009:

Exercise Price	Number of Shares	Remaining Life	Exercisable Number of Shares
$1.28	109,375	November 2010	109,375
$1.12	203,125	March 2011	203,125
At 12/31/09	312,500		312,500

During 2006, 234,167 warrants were exercised for cash of $200,000. The balance sheet reflects a subscription receivable of $128,000 as of December 31, 2009, related to these warrants.

Note 8	Commitments

As of December 31, 2009, the Company had accrued a total of $179,192 in advances made by its officers.  See “Note 11. Subsequent Events”.

Note 9	Employment Agreements

In April 2009, the Company entered into employment agreements with three of its officers for a monthly salary of $11,000.  As amended in December 2009, these employment agreements provide for a monthly salary of $12,500.  Under each of these agreements, the officers may elect to be issued shares of Company common stock in payment of unpaid salary.  Through December 31, 2009, each of these officers had been paid a total of $403,250 in salary through the issuance of a total of 15,049,315 shares of Company common stock.  Each of these agreements has a term of three years.

Also in April 2009, the Company entered into an amended and restated employment agreement with another of its officers.  As amended, this amended and restated employment agreement provides for a monthly salary of $12,500.  At the time of the signing of this amended and restated employment agreement, this officer was issued 7,000,000 shares of Company common stock, in consideration of this officer’s changing his position from president.  Under this agreement, as amended, this officer may elect to be issued shares of Company common stock in payment of unpaid salary.  This agreement, as amended, has a term of three years.

Note 10	Note Payable

In March 2007, the Company entered into a securities purchase agreement with a third party. The closing under this agreement was to occur on or before June 7, 2007.  Following an extensive period of good faith negotiations between the Company and the third party, several conditions remained unresolved.  Because the closing under this agreement did not occur on or prior to June 7, 2007, this agreement expired.  Due to the expiration of this agreement, the $30,400 in cash received by the Company from the third party under this agreement is shown as a short-term payable - third party in the accompanying financial statements.

Note 11	Subsequent Events

Acquisition of iVu Media Corp.

In February 2010, the Company consummated a plan and agreement of reorganization with the shareholders of iVu Media Corp., a Virginia corporation (“IMC”), whereby the Company acquired 100% of the outstanding shares of common stock of IMC.  Under the reorganization agreement, the Company issued a total of 10,000,000 shares of its common stock to the IMC shareholders, in exchange for their common stock of IMC.  In determining the number of shares of our common stock to be issued under the reorganization agreement, the Company’s board of directors did not employ any standard valuation formula or any other standard measure of value.  Rather, the number of shares that was issued was determined through arm’s-length negotiations.

IMC is an Alexandria, VA-based software company that developed and owns a state-of-the-art Video Content Management (VCM) system.  IMC’s VCM works in tandem with a High Definition Playback technology, an Internet broadcasting platform that has attracted Fortune 500 clients, including Sony, Ford and Honda, Fox Sports and many leading international broadcasting firms.

In March 2009, the Company signed a letter of intent to merge with Alexandria, VA-based Santeon, Inc., a privately-held, profitable developer of Business Process Management Software and Solutions. Santeon’s clients include several state and local governments such as the State of Maryland, federal governments such as the Department of Defense as well as numerous private sector customers such as Sage Software, DHL and many dozens of Healthcare organizations. For 2009, Santeon had revenues of approximately $4,000,000. This merger with Santeon will be made with ubroadcast stock. As of the date of this filing, Company is still conducting its due diligence and has not started final negotiations.

Subsequent to December 31, 2009, we have issued unregistered securities, as follows:

1.  (a) Securities Sold. 4,000,000 units of securities; (b) Underwriter or Other Purchasers. Such securities were issued to Michael Irwin; (c) Consideration. Such securities were issued for $50,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.  Each unit includes one share of common stock and one warrant to purchase an additional share of common stock for a period of ninety days.

2.  (a) Securities Sold. 1,284,710 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to John L. Castiglione (614,174 shares) and Jason Sunstein (670,536 shares); (c) Consideration. Such shares of common stock were issued in repayment of cash expenses advanced in the total amount of $31,117; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3.  (a) Securities Sold. 500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Douglas Hay; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

4.  (a) Securities Sold. 500,000 warrants to purchase shares of common stock were issued; (b) Underwriter or Other Purchasers. Such warrants were issued to Douglas Hay; (c) Consideration. Such warrants were issued pursuant to a consulting agreement; (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company; and (e) Terms of Conversion or Exercise. The exercise price of the warrants is $.02 per share.  All of the warrants are exercisable until February 2013.

5.  (a) Securities Sold. 500,000 warrants to purchase shares of common stock were issued; (b) Underwriter or Other Purchasers. Such warrants were issued to Douglas Hay; (c) Consideration. Such warrants were issued pursuant to a consulting agreement; (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company; and (e) Terms of Conversion or Exercise. The exercise price of the warrants is $.05 per share.  All of the warrants are exercisable until February 2013.

6.  (a) Securities Sold. 9,751,595 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to John L. Castiglione (4,439,585 shares), Jason Sunstein (4,973,121 shares) and David Loflin (338,889 shares); (c) Consideration. Such shares of common stock were issued in repayment of loans in the total amount of $175,528; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

7.  (a) Securities Sold. 10,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Peter Rusy (8,000,000 shares) and Ashraf M. Rofail (2,000,000 shares); (c) Consideration. Such shares of common stock were issued in the acquisition of iVu Media Corp., pursuant to a plan and agreement of reorganization; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.