Form 10-Q
period 2010-03-31
ubroadcast, inc.
filed 2010-06-04
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2010

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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
Yes [ ] No [ X ]

As of May 20, 2010, there were 184,741,174 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UBROADCAST, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

	3/31/2010 (unaudited)	12/31/2009
Current Assets
Cash	$1,097	$4,240
Accounts Receivable	5,380	-
Total Current Assets	6,477	4,240
Non Current Assets
Equipment, net of Depreciation	2,064	2,300
Software, net of Amortization	537,218	308,339
Total Non Current Assets	539,282	310,639
TOTAL ASSETS	$545,759	$314,879

Current Liabilities
Accounts Payable	110,978	102,122
Notes Payable	30,400	30,400
Notes Payable, Related Parties	3,364	192,533
Total Current Liabilities	144,742	325,055
Total Liabilities	144,742	325,055
Capital/Owners' Equity
Preferred stock, $.001 par value; 50,000,000 shares authorized, -0- and -0- shares inssued and outstanding	-	-
Common Stock, Par Value $.001; 700,000,000 Shares Authorized; 184,741,174 and 149,428,053 Shares Issued and Outstanding	184,741	149,428
Additional Paid in Capital	3,603,434	2,897,610
Retained Earnings (Deficit)	(3,254,991)	(2,929,214)
Subscription Agreement	(128,000)	(128,000)
Treasury Stock	(4,167)	-
Total Equity	401,017	(10,176)
TOTAL LIABILITIES & EQUITY	$545,759	$314,879

The accompanying notes are an integral part of these statements

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Monthes Ended March 31, 2010 and 2009

	Three Months Ended March 31
	2010 (unaudited)	2009 (unaudited) Restated
Revenues	$159,686	$49
Operating Expense
Compensation Expense	178,750	449,000
General & Administrative	206,655	47,665
Depreciation & Amortization	48,381	47,383
Professional & Consulting Fees	51,677	16,000
Total Operating Expense	485,463	560,048
Net Income (loss)	(325,777)	(559,999)

Net loss charged to common shareholders	(325,777)	(559,999)

Net loss applicable to common shareholders
Basic and diluted	$(0.00)	$(0.01)

Weighted Average number of shares outstanding
Shares Outstanding	184,741,174	85,003,575

The accompanying notes are an integral part of these statements

UBROADCAST, INC.

STATEMENT OF STOCKHOLDER (DEFICIT) EQUITY

For the Three Months Ended March 31, 2010

	Common Stock
			Additional	Subscription	Treasury	Accumulated
	Shares	Amount	Paid In Capital	Receivable	Stock	Deficit	Total
Balance, December 31, 2009	149,428,053	$149,428	$2,897,610	$(128,000)	$-	$(2,929,214)	$(10,176)

Stock Issued in Acquisition	10,000,000	$10,000	$260,000	$-		$-	$270,000

Stock Issued for consulting services	900,000	$900	$15,500	$-		$-	$16,400

Stock Issued for cash	4,500,000	$4,500	$50,500	$-		$-	$55,000

Treasury Stock	-	$-	$-	$-	$(4,167)	$-	$(4,167)

Stock Issued in payment of salary or bonus	8,135,705	$8,136	$170,614	$-		$-	$178,750

Stock Issued in Repayment of Loans & Expenses	11,777,416	$11,777	$209,210	$-		$-	$220,987

Net Loss						$(325,777)	$(325,777)

Balance, March 31 , 2010	184,741,174	$184,741	$3,603,434	$(128,000)	$(4,167)	$(3,254,991)	$401,017

The accompanying notes are an integral part of these statements

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period Ended March 31, 2010 and 2009

Cash Flows from Operating Activities	2010 (unaudited)	2009 (Unaudited) Restated

Net Loss	$(325,777)	$(559,999)
Adjustments to Reconcile Net Loss to cash used in operating activities
Depreciation	48,381	47,383
Stock Issued for Service, Salary, & Bonus	195,150	108,000
Stock issued for Finder Fees	-
Stock Issued for Expense Reimbursment	32,118	-
Changes in Assets & Liabilities
Accrued Expenses	-
Accounts Payable	8,857	373,884
Accounts Receivable	(5,680)	-
Cash Flows Used in Operating Activities	(46,951)	(30,732)

Cash Flows From Investing Activities
Purchase of software	(7,025)	(17,324)
Purchase of Equipment	-	-
Cash Flows Used in Investing Activities	(7,025)	(17,324)

Cash Flows From Financing Activities
Proceeds from notes Payable	-	11,753
Repayments of notes payable
Repurchase of Treasury Stock	(4,167)
Sale of Common Stock, net	55,000	34,010
Cash Flows Provided by Financing Activities	50,833	45,763

Net Increase (Decrease) in cash	(3,143)	(2,293)
Cash, beginning of period	4,240	(140)
Cash, end of period	$1,097	$(2,433)

The accompanying notes are an integral part of these statements

UBROADCAST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

Note 1.  Basis of Presentation

The accompanying  unaudited interim financial  statements of ubroadcast, inc. (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with (A) the audited financial statements and notes thereto contained in the audited financial statements of ubroadcast, Inc., a Nevada corporation (“UBI”), included in the Company’s Current Report on Form 8-K, date of event: January 26, 2009, and (B) the audited financial statements and notes thereto contained in the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year.

Note 2.  Going Concern

The Company has incurred losses totaling $3,254,991 through March 31, 2010, and had a working capital deficit at March 31, 2010.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3.  Acquisition of iVu Media

In February 2010, we acquired iVu Media Corp., an Alexandria, Virginia-based software company that developed and owns a state-of-the-art Video Content Management (VCM) system.  iVu Media’s VCM works in tandem with a High Definition Playback technology, an Internet broadcasting platform that has attracted Fortune 500 clients, including Sony, Ford and Honda, Fox Sports and many leading international broadcasting firms.  This acquisition was made entirely with shares of the Company’s common stock.  The Company issued 10,000,000 shares of common stock in payment of this acquisition, which shares were valued at $270,000, which was primarily for properietary software.

Note 4.  Capital Stock

Stock Issued for Salary and Retention Bonus

In January 2010, the Company issued 2,739,130 shares of common stock in payment of all accrued salary of one of the Company’s officers of $63,000.  In the three months ending March 31, 2010, the Company issued a cumulative 5,146,575 shares of common stock to three of the Company’s officers pursuant to employment agreements, which shares were valued at a cumulative $112,500.

Stock Issued for Cash

During the three months ended March 31, 2010, the Company issued a total of 4,500,000 shares of common stock for cash in the total amount of $55,000.

Stock Issued for Services

During the three months ended March 31, 2010, the Company issued a total of 900,000 shares of common stock in payment of consulting services, which shares were valued at $16,400.

Stock Issued for Repayment of Loans and Advances

In January 2010, the Company issued 1,284,710 shares of common stock in payment of advances to two of the Company’s officers, which were valued at $32,118.  In February 2010, the Company issued 9,751,595 shares of common stock in payment of loans to three of the Company’s officers, which were valued at $175,529.  In March 2010, the Company issued 741,111 shares of common stock in payment of a loan to one of the Company’s officers, which was valued at $13,340.

Note 5.  Employment Agreements

In March 2010, the Company entered into an employment agreement with one of its officers, pursuant to which will be paid a monthly salary of $5,000.  This officer was issued 250,000 shares of Company common stock as an employment bonus on the date of hire.

Note 6.  Restatements

March 31, 2009 balances were restated to be consistent with the annual audit presentation.  The quarterly net loss was increased by $87,713.

Note 7.  Subsequent Events

In April 2010, we acquired X2A Consulting, LLC, an Alexandria, Virginia-based software consultancy company.  X2A’s clients  include Booz Allen Hamilton, Vodafone and employees of Microsoft, IBM, Siemens, Raytheon and Unisys and numerous other Fortune 1000 and medium-sized businesses.  For 2009, X2A had revenues of approximately of $235,000.  This acquisition was made entirely with shares of the Company’s common stock.  The Company issued 10,000,000 shares of common stock, valued at $270,000, in payment of this acquisition, which was primarily for proprietary software.

In March 2009, the Company signed a letter of intent and on May 12, 2010 entered into a definitive agreement to merge with Alexandria, VA-based Santeon, Inc., a privately-held, profitable developer of Business Process Management Software and Solutions. Santeon’s clients include several state and local governments such as the State of Maryland, federal governments such as the Department of Defense as well as numerous private sector customers such as Sage Software, DHL and many dozens of Healthcare organizations. For 2009, Santeon had revenues of approximately $4,000,000. This merger with Santeon will be made with 80,000,000 shares of ubroadcast common stock valued at $1,440,000.  As of the date of this filing, the Company had not issued or exchanged the stock as outlined in the agreement.

On May 24, 2010, we filed the Certificate of Amendment of the Certificate of Incorporation to amend our Certificate of Incorporation to change our corporate name from ubroadcast, inc. to Santeon Group, Inc.  The amendment was effective on May 24, 2010.

The filing of the Certificate of Amendment is in accordance with resolutions duly adopted by our Board of Directors and the holders of a majority of our outstanding Common Stock wherein the amendment was approved.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Background

On January 26, 2009, pursuant to an agreement and plan of merger, the Company acquired 100% of the common stock of ubroadcast, Inc., a Nevada corporation (“UBI”), in a combination that has been accounted for as a reverse-acquisition, by issuing a total of 80,000,000 shares of our common stock. In addition, the Company issued 500,000 shares of our common stock in payment of a finder’s fee in connection with the UBI acquisition.

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

On January 1, 2009, we adopted ASC 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51,” (ASC 160).  ASC 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard defines a non-controlling interest, previously called a minority interest, as the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. ASC 160 requires, among other items, that a non-controlling interest be included in the consolidated statement of financial position within equity separate from the parent’s equity; consolidated net income to be reported at amounts inclusive of both the parent’s and non-

controlling interest’s shares and, separately, the amounts of consolidated net income attributable to the parent and non-controlling interest all on the consolidated statement of operations; and if a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be measured at fair value and a gain or loss be recognized in net income based on such fair value. The presentation and disclosure requirements of ASC 160 were applied retrospectively.

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

Results of Operations

First Quarter 2010 vs. First Quarter 2009.

Revenues.  During the First Quarter 2010, we generated a total of $159,686 in revenues from our operations.  Nearly all of the current period’s revenues were derived from the BriteVoice Segment’s activities.  For the remainder of 2010, we expect that our BriteVoice Segment will generate a significant majority of our revenues.  However, we expect our Broadcasting Segment to generate increasing revenues on a month-by-month basis for the remainder of 2010.

Expenses.  Our overall operating expenses during the First Quarter 2010 were $485,463 compared to $519,718 for the First Quarter 2009.  Our non-cash operating expenses, which include stock issued for services, finder’s fees, accrued salaries and bonuses, totalled approximately $195,150 for the First Quarter 2010 compared to $295,750 for the First Quarter 2009.  We issued a total of 9,035,705 shares of our common stock for services during the First Quarter 2010, which shares were valued for financial reporting purposes at $195,150 in the aggregate.  Until we obtain operating capital, it can be expected that we will issue additional shares of our common stock to third-parties in payment of services rendered on our behalf.

Financial Condition

We have incurred losses from inception of $3,254,991 through March 31, 2010 and we have negative working capital at March 31, 2010.  During the first three months of 2010, we obtained cash in the amount of $55,000 from private sales of our common stock.  All of the funds obtained and the costs advanced on our behalf were applied to operating costs, including professional fees, and to software services associated with the redesign of our ubroadcast.com web site.

Our redesigned ubroadcast.com was launched and we have begun to generate revenues from subscriptions to our Internet Broadcasting services and from web site advertising.  At March 30, 2010, we had a working capital deficit and we remain substantially illiquid.  We are seeking capital with which to complete our business objectives and we cannot assure you that we will be successful in this regard.

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

Capital Expenditures

During the three months ended March 31, 2010, we expended $7,025 on software services.  During the three month ended March 31, 2009, we expended $17,324 on software services.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of March 31, 2010, our internal control over financial reporting was not effective.  Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, we issued unregistered securities, as follows:

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

3.  (a) Securities Sold. 500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Douglas Hay; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.  In addition, Douglas Hay was issued common stock purchase warrants, as follows:  500,000 with an exercise price of $.02 per share until February 2013; and 500,000 with an exercise price of $.05 per share until February 2013.

4.  (a) Securities Sold. 1,630,434 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to John L. Castiglione (543,478 shares), Jason Sunstein (543,478 shares) and David Loflin (543,478 shares); (c) Consideration. Such shares of common stock were issued for salaries in the total amount of $37,500; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

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

7.  (a) Securities Sold. 1,811,595 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to John L. Castiglione (603,865 shares), Jason Sunstein (603,865 shares) and David Loflin (603,865 shares); (c) Consideration. Such shares of common stock were issued for salaries in the total amount of $37,500; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

8.  (a) Securities Sold. 1,704,546 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to John L. Castiglione (568,182 shares), Jason Sunstein (568,182 shares) and David Loflin (568,182 shares); (c) Consideration. Such shares of common stock were issued for salaries in the total amount of $37,500; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

9.  (a) Securities Sold. 400,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Jennifer Acuri (200,000) and Ford Austin (200,000); (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $6,400; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

10  (a) Securities Sold. 500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Paul Goldman; (c) Consideration. Such shares of common stock were included in a like number of units of securities issued for $5,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

11  (a) Securities Sold. 250,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Marc Lord; (c) Consideration. Such shares of common stock were issued pursuant to an employment agreement and were valued at $3,250; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

12.  (a) Securities Sold. 741,111 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to David Loflin; (c) Consideration. Such shares of common stock were issued in repayment of cash expenses advanced in the total amount of $13,340; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Subsequent to March 31, 2010, we have issued unregistered securities, as follows:

1.	No shares issued.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders, during the three months ended March 31, 2010.

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

Date: June 4, 2010.	UBROADCAST, INC.

By: /s/ MARC LORD
Marc Lord, Chief Financial Officer