Form 10-Q
period 2010-06-30
SANTEON GROUP, INC.
filed 2010-08-23
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11710 Plaza America Drive, Suite 2000, Reston, Virginia 20190
(Address of principal executive offices, including zip code)

(703) 970-9200
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
Yes [ ] No [ X ]

As of August 18, 2010, there were 325,054,859 shares of the issuer’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	6/30/2010 (unaudited)	12/31/2009
Current Assets
Cash	$47,254	$4,240
Accounts Receivable	527,886	-
Total Current Assets	575,140	4,240

Non Current Assets
Fixed Assets, net of Depreciation	35,960	2,300
Software, net of Amortization	592,032	308,339
Intangible Assets (Software Under Development)	1,914,252	-
Total Non Current Assets	2,542,244	310,639

TOTAL ASSETS	$3,117,384	$314,879

Current Liabilities
Accounts Payable	101,011	102,122
Notes Payable	1,305,808	30,400
Notes Payable, Related Parties	2,334	192,533
Total Current Liabilities	1,409,153	325,055

Total Liabilities	1,409,153	325,055

Capital/Owners' Equity
Preferred stock, $.001 par value; 50,000,000 shares authorized, -0- and -0- shares inssued and outstanding	-	-
Common Stock, Par Value $.001; 700,000,000 Shares Authorized; 325,054,859 and 149,428,053 Shares Issued and Outstanding at June 30, 2010 and December 31, 2009, respectively	325,055	149,428
Additional Paid in Capital	5,350,841	2,897,610
Retained Earnings (Deficit)	(3,829,248)	(2,929,214)
Subscription Agreement	(128,000)	(128,000)
Treasury Stock	(10,417)	-
Total Equity	1,708,231	(10,176)

TOTAL LIABILITIES & EQUITY	$3,117,384	$314,879

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30		Six Months Ended June 30
	2010 (unaudited)	2009 (unaudited) Restated	2010 (unaudited)	2009 (unaudited) Restated
Revenues	$391,298	$199,545	$550,984	$199,594
Operating Expense
Communication Services	315,528	174,422	459,159	174,442
Compensation Expense	324,500	99,000	503,250	548,000
General & Administrative	202,091	6,734	234,290	54,399
Depreciation & Amortization	49,963	47,383	98,344	94,766
Professional & Consulting Fees	66,418	93,424	155,975	109,424
Total Operating Expense	958,499	420,983	1,451,018	981,031
Net Income (loss)	(567,202)	(221,438)	(900,034)	(781,437)

Net loss charged to common shareholders	(567,202)	(221,438)	(900,034)	(781,437)

Net loss applicable to common shareholders
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average number of shares outstanding
Shares Outstanding	325,054,859	102,694,442	325,054,859	102,694,442

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Six Months Ended June 30, 2010

	Common Stock
			Additional	Subscription	Treasury	Accumulated
	Shares	Amount	Paid In Capital	Receivable	Stock	Deficit	Total
Balance, December 31, 2009	149,428,053	$149,428	$2,897,610	$(128,000)	$-	$(2,929,214)	$(10,176)

Stock Issued in Acquisition	100,000,000	$100,000	$1,480,000	$-		$-	$1,580,000

Stock Issued for consulting services	3,311,052	$3,311	$43,839	$-		$-	$47,151

Stock Issued for cash	31,200,000	$31,200	$280,771	$-		$-	$311,971

Treasury Stock	-	$-	$-	$-	$(10,417)	$-	$(10,417)

Stock Issued in payment of salary or bonus	29,338,338	$29,338	$439,412	$-		$-	$468,750

Stock Issued in Repayment of Loans & Expenses	11,777,416	$11,777	$209,209	$-		$-	$220,986

Net Loss						$(900,034)	$(900,034)

Balance, June 30, 2010	325,054,859	$325,055	$5,350,841	$(128,000)	$(10,417)	$(3,829,248)	$1,708,231

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

	2010 (unaudited)	2009 (Unaudited) Restated
Cash Flows from Operating Activities

Net Loss	$900,034	$(781,437)
Adjustments to Reconcile Net Loss to cash used in operating activities
Depreciation	98,344	94,766
Stock Issued for Service, Salary, & Bonus	515,900	548,000
Stock Issued for Expense Reimbursment	32,118	-
Changes in Assets & Liabilities
Accounts Payable	6,142	42,734
Accounts Receivable	(5,680)	55,000
Cash Flows Used in Operating Activities	253,210	(40,937)

Cash Flows From Investing Activities
Purchase of software	-	(37,469)
Purchase of Equipment	-	(600)
Cash Flows Used in Investing Activities	-	(38,069)

Cash Flows From Financing Activities
Proceeds from notes Payable	(5,330)	20,412
Repurchase of Treasury Stock	(10,417)
Sale of Common Stock, net	311,971	59,510
Cash Flows Provided by Financing Activities	296,224	79,922

Net Increase (Decrease) in cash	43,014	916
Cash, beginning of period	4,240	(140)
Cash, end of period	$47,254	$776

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

Note 1.  Basis of Presentation

The accompanying  unaudited interim financial  statements of Santeon Group (formerly known as ubroadcast, inc.) (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with (A) the audited financial statements and notes thereto contained in the audited financial statements of ubroadcast, Inc., a Delaware corporation (“UBI”), included in the Company’s Current Report on Form 8-K, date of event: January 26, 2009, and (B) the audited financial statements and notes thereto contained in the audited financial statements of the Company included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year.

Note 2.  Going Concern

The Company has incurred losses totaling $3,829,248 through June 30, 2010, and had a working capital deficit at June 30, 2010.  Because of these conditions, the Company will require additional working capital to continue operations and develop its business.  The Company intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

Note 3.  Acquisitions

In February 2010, we acquired iVu Media Corp., an Alexandria, Virginia-based software company that developed and owns a state-of-the-art Video Content Management (VCM) system.  iVu Media’s VCM works in tandem with a High Definition Playback technology, an Internet broadcasting platform that has attracted Fortune 500 clients, including Sony, Ford and Honda, Fox Sports and many leading international broadcasting firms.  This acquisition was made entirely with shares of the Company’s common stock.  The Company issued 10,000,000 shares of common stock in payment of this acquisition, which shares were valued at $270,000, which was primarily for proprietary software.

In April 2010, we acquired X2A Consulting, LLC, an Alexandria, Virginia-based software consultancy company.  X2A’s clients include Booz Allen Hamilton, Vodafone and employees of Microsoft, IBM, Siemens, Raytheon and Unisys and numerous other Fortune 1000 and medium-sized businesses.  For 2009,

X2A had revenues of under $500,000.  This acquisition was made entirely with shares of the Company’s common stock.  The Company issued 10,000,000 shares of common stock, valued at $110,000, in payment of this acquisition, which was primarily for proprietary software.

In March 2010, the Company signed a letter of intent and on May 12, 2010 entered into a definitive agreement to merge with Alexandria, VA-based Santeon, Inc., a privately-held, profitable developer of Business Process Management Software and Solutions. Santeon’s clients include several state and local governments such as the State of Maryland, federal governments such as the Department of Defense as well as numerous private sector customers such as Sage Software, DHL an,d many dozens of Healthcare organizations. For 2009, Santeon had revenues of approximately $4,000,000. This merger with Santeon was made entirely with the Company’s common stock.  The Company issued 80,000,000 shares of common stock, valued at $1,200,000. Effective May 12, 2010, the Company completed a name change with the Sate of Delaware and FINRA to “Santeon Group, Inc.”

Note 4.  Capital Stock

Stock Issued for Salary

During the six months ended June 30, 2010, the Company issued a total of 29,338,338 shares of common stock in payment to the Company’s officers pursuant to employment agreements, which shares were valued at a cumulative $468,750.

Stock Issued for Cash

During the six months ended June 30, 2010, the Company issued a total of 31,200,000 shares of common stock for cash in the total amount of $311,971.

Stock Issued for Services

During the six months ended June 30, 2010, the Company issued a total of 3,311,052 shares of common stock in payment of consulting services, which shares were valued at $47,150.

Stock Issued for Repayment of Loans and Expense Advances

During the six months ended June 30, 2010, the Company issued 1,284,710 shares of common stock in payment of expense advances to two of the Company’s officers, which were valued at $32,117.  During the six months ended June 30, 2010, the Company issued 10,492,706 shares of common stock in payment of loans to the Company’s officers, which were valued at $188,869.

Note 5.  Restatements

March 31, 2009 balances were restated to be consistent with the annual audit presentation.  The quarterly net loss is increased by $87,713.

June 30, 2009 balances were restated to be consistent with the annual audit presentation.  The quarterly net loss is decreased by $217,505.

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

In February 2010, pursuant to an agreement and plan of acquisition, the Company acquired 100% of the common stock of ivu Media, Inc., a Delaware corporation, by issuing a total of 10,000,000 shares of our common stock.

In April 2010, pursuant to an agreement and plan of acquisition, the Company acquired 100% of the units of X2A Consulting, LLC, a Virginia limited liability company, by issuing a total of 10,000,000 shares of our common stock.

On May 12, 2010, pursuant to a definitive agreement to merge, the Company acquired 100% of the common stock of Alexandria, VA-based, Santeon, Inc., by issuing a total a privately-held, profitable developer of Business Process Management Software and Solutions. Santeon’s clients include several state and local governments such as the State of Maryland, federal governments such as the Department of Defense as well as numerous private sector customers such as Sage Software, DHL and many dozens of Healthcare organizations. For 2009, Santeon had revenues of approximately $4,000,000. This merger with Santeon was made entirely with the Company’s common stock.  The Company issued 80,000,000 shares of common stock, valued at $1,200,000. Effective May 12, 2010, the Company completed a name change with the Sate of Delaware and FINRA to “Santeon Group, Inc.”

In Company’s new business model, it is important that its technology offerings are scalable, easy to implement, attract market leading channel partners, and provide tremendous value for the end customer. The Company is refining its technology assets, making them easy to deploy through channel partners into the targeted vertical. During the past year, in spite of a difficult financial environment and exceptionally soft business climate, the Company has developed multiple distribution channels for its products. The major markets for these products are: Healthcare; Environmental/Energy; Media; and Software Development Outsourcing.  As these channels develop, there are significant new revenue opportunities the Company expects to emerge over the coming months.  The Company is focused on two specific aspects of our operations: securing and growing the current client base and revenue, as well as new sales through both a direct and in-direct sales channels.

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

Results of Operations

Second Quarter 2010 vs. Second Quarter 2009.

Revenues.  During the three months ended June 30, 2010, we generated a total of $391,298 in revenues from our operations.  Nearly all of the current period’s revenues were derived from the BriteVoice Segment’s activities.  For the remainder of 2010, we expect that our Healthcare; Environmental/Energy; and Software Development Outsourcing will generate a significant majority of our revenues.  Additionally, we expect our Media division to generate increasing revenues on a month-by-month basis for the remainder of 2010.

Expenses.  Our overall operating expenses during the three months ended June 30, 2010 were $958,499 compared to $420,983 for the restated three months ended June 30, 2009.

First Half 2010 vs. First Half 2009.

Revenues.  During the six months ended June 30, 2010, we generated a total of $550,984 in revenues from our operations.  Nearly all of the current period’s revenues were derived from the BriteVoice Segment’s activities.  For the remainder of 2010, we expect that our Healthcare; Environmental/Energy; and Software Development Outsourcing will generate a significant majority of our revenues.  Additionally, we expect our Media division to generate increasing revenues on a month-by-month basis for the remainder of 2010.

Expenses.  Our overall operating expenses during the first six months ended June 30, 2010 were $1,451,018 compared to $981,031 for the six months ended June 30, 2009.  Our non-cash operating expenses, which include stock issued for services, finder’s fees, accrued salaries and bonuses, totaled approximately $548,017 for the six months ended June 30, 2010 compared to $356,000 for the six months ended June 30, 2009.  We issued a total of 3,311,052 shares of our common stock for services during the first half 2010, which shares were valued for financial reporting purposes at $47,150 in the aggregate.  Until we obtain operating capital, it can be expected that we will issue additional shares of our common stock to third-parties in payment of services rendered on our behalf.

Financial Condition

We have incurred losses from inception of $3,829,248 through June 30, 2010 and we have not possessed an abundance of capital.  During the first six months of 2010, we obtained cash in the amount of $311,971 from private sales of our common stock.  All of the funds obtained and the costs advanced on our behalf were applied to operating costs, including professional fees, and to software services associated with the redesign of our ubroadcast.com web site.

Our redesigned ubroadcast.com was launched and we have begun to generate revenues from subscriptions to our Internet Broadcasting services and from web site advertising.  At June 30, 2010, we had a working capital deficit and we remain substantially illiquid.  We are seeking capital with which to complete our business objectives and we cannot assure you that we will be successful in this regard.

Our Capital Needs

We believe that we will be able to sustain our current level of operations for the next twelve months. We anticipate our capital needs will be met through the sale of shares for cash, loans from certain officers, exercise of certain outstanding warrants and issuance of shares for services.   However, to achieve our complete business objectives, we must obtain at least $500,000.   To date, we have not received a commitment for capital in any amount and we cannot assure you that we will be able to obtain any capital.  Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of June 30, 2010, our internal control over financial reporting was not effective.  Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2010, we issued unregistered securities, as follows:

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

3.  (a) Securities Sold. 500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Douglas Hay; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.  In addition, Douglas Hay was issued common stock purchases warrants, as follows:  500,000 with an exercise price of $.02 per share until February 2013; and 500,000 with an exercise price of $.05 per share until February 2013.

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

13.  (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Rafeek & Hanan Bishara; (c) Consideration. Such securities were issued for $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

14.  (a) Securities Sold. 600,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Usama and Eman Metri; (c) Consideration. Such securities were issued for $6,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

15.  (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Samuel Abraham; (c) Consideration. Such securities were issued for $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

16.  (a) Securities Sold. 100,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Amgad Beblawi; (c) Consideration. Such securities were issued for $1,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

17.  (a) Securities Sold. 500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Amgad Iskander; (c) Consideration. Such securities were issued for $5,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

18.  (a) Securities Sold. 1,500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Gunnar Johansson; (c) Consideration. Such securities were issued for $15,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

19.  (a) Securities Sold. 1,500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Gunnar Johansson; (c) Consideration. Such securities were issued for $15,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

20.  (a) Securities Sold. 2,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Nader Ramsis Wahbi; (c) Consideration. Such securities were issued for $20,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

21.  (a) Securities Sold. 4,300,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Ehab Saleh; (c) Consideration. Such securities were issued for $43,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and

Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

22.  (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Stuart H. Rakoff; (c) Consideration. Such securities were issued for $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

23.  (a) Securities Sold. 100,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Dena Samir Garbia; (c) Consideration. Such securities were issued for $1,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

24.  (a) Securities Sold. 3,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Ihab E. Beblawi; (c) Consideration. Such securities were issued for $30,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

24.  (a) Securities Sold. 2,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Shereen Ghobrial; (c) Consideration. Such securities were issued for $20,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

25.  (a) Securities Sold. 2,100,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Richard A. Howe; (c) Consideration. Such securities were issued for $21,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

26.  (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Simon Rakoff; (c) Consideration. Such securities were issued for $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

27.  (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Ihab Wahba Nakhla; (c) Consideration. Such securities were issued for $10,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

28.  (a) Securities Sold. 300,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Nora Ragheb; (c) Consideration. Such securities were issued for $3,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

29.  (a) Securities Sold. 3,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Michael Williams; (c) Consideration. Such securities were issued for $30,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

30.  (a) Securities Sold. 200,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Samia El-Beblawi; (c) Consideration. Such securities were issued for $2,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Subsequent to June 30 2010, we have not issued any unregistered securities.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders, during the three months ended June 30, 2010.

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

Date: August 23, 2010.	UBROADCAST, INC.

By: /s/ MARC LORD
Marc Lord, Chief Financial Officer