Form 10-Q
period 2010-09-30
SANTEON GROUP, INC.
filed 2010-11-22
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
[ X ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010

OR

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes [ ] No [ X ]

As of November 19, 2010, there were 345,773,042 shares of the issuer’s common stock outstanding.

SANTEON GROUP, INC.
SEC FORM 10-Q FOR SEPTEMBER 30, 2009

Cautionary Statement Concerning Forward Looking Statements:

The information in this report contains forward-looking statements. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. These forward-looking statements can be identified by the use of words such as “believes,” “estimates,” “could,” “possibly,” “probably,” anticipates,“ “projects,” “expects,” “may,” “will,” or “should” or other variations or similar words. No assurances can be given that the future results anticipated by the forward-looking statements will be achieved. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with our financial statements, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2010 and December 31, 2009

	9/30/2010 (unaudited)	12/31/2009
Current Assets
Cash	$37,102	$4,240
Accounts Receivable	504,939	-
Total Current Assets	542,041	4,240
Non Current Assets
Fixed Assets, net of Depreciation	32,749	2,300
Software and Other Intangibles	1,549,605	308,339
Total Non Current Assets	1,582,354	310,639
TOTAL ASSETS	$2,124,395	$314,879

Current Liabilities
Accounts Payable	93,550	102,122
Notes Payable	653,627	30,400
Notes Payable, Related Parties	10,406	192,533
Total Current Liabilities	757,584	325,055
Total Liabilities	1,373,130	325,055
Capital/Owners' Equity
Preferred stock, $.001 par value; 50,000,000 shares authorized, -0- and -0- shares inssued and outstanding	-	-
Common Stock, Par Value $.001; 700,000,000 Shares Authorized; 345,623,355 and 149,428,053 Shares Issued and Outstanding	345,623	149,428
Additional Paid in Capital	4,987,771	2,897,610
Retained Earnings (Deficit)	(3,956,168)	(2,929,214)
Subscription Agreement	-	(128,000)
Treasury Stock	(10,417)	-
Total Equity	1,366,811	(10,176)
TOTAL LIABILITIES & EQUITY	$2,124,395	$314,879

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30		Nine Months Ended September 30
	2010 (unaudited)	2009 (unaudited) Restated	2010 (unaudited)	2009 (unaudited) Restated
Revenues	$394,559	$136	$461,613	$350
Operating Expense
Compensation Expense	99,927	99,000	603,177	647,000
General & Administrative	156,735	79,534	388,064	133,933
Depreciation & Amortization	29,710	47,383	315,379	142,149
Professional & Consulting Fees	46,859	126,724	181,533	210,704
Total Operating Expense	333,231	352,641	1,488,153	1,133,786

Net loss before Discontined Operations	61,329	(352,505)	(1,026,541)	(1,133,436)

Discontinued Operations	(595)	22,379	(413)	21,874

Net loss charged to common shareholders	60,734	(330,126)	$(1,026,954)	$(1,111,562)

Net loss applicable to common shareholders
Basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.01)

Weighted Average number of shares outstanding
Shares Outstanding	345,773,042	102,694,442	345,623,355	102,694,442

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Nine Months Ended September 30, 2010

	Common Stock
			Additional	Subscription	Treasury	Accumulated
	Shares	Amount	Paid In Capital	Receivable	Stock	Deficit	Total
Balance, December 31, 2009	149,428,053	$149,428	$2,897,610	$(128,000)	$-	$(2,929,214)	$(10,176)

Stock Issued in Acquisition	100,000,000	100,000	1,164,000	-		-	1,264,000

Stock Issued for consulting services	5,356,507	5,357	50,793	-		-	56,150

Stock Issued for cash	33,100,000	33,100	297,871	-		-	330,971

Treasury Stock	-	-	-	-	(10,417)	-	(10,417)

Stock Issued in payment of salary or bonus	46,111,066	46,111	496,139	-		-	542,250

Stock Issued in Repayment of Loans & Expenses	11,777,416	11,777	209,209	-		-	220,986

Cancelation of subscription agreements	(149,687)	(150)	(127,850)	128,000	-	-	-

Net Loss						(1,026,954)	(1,026,954)

Balance, September 30 , 2010	345,623,355	$345,623	$4,987,771	$-	$(10,417)	$(3,956,168)	$1,366,811

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2010 and 2009

	2010 (unaudited)	2009 (Unaudited) Restated
Cash Flows from Operating Activities

Net Loss	$(1,026,954)	$(1,111,563)
Adjustments to Reconcile Net Loss to cash used in operating activities
Depreciation	317,554	142,149
Stock Issued for Service, Salary, & Bonus	598,400	900,000
Stock issued for Finder Fees	-
Stock Issued for Expense Reimbursment	32,118	-
Changes in Assets & Liabilities
Accrued Expenses	-
Accounts Payable	(13,034)	66,665
Accounts Receivable	(66,939)	55,000
Cash Flows Used in Operating Activities	(158,856)	52,251

Cash Flows From Investing Activities
Software Costs	(107,360)	(125,937)
Purchase of Equipment	-	(600)
Cash Flows Used in Investing Activities	(107,360)	(126,537)

Cash Flows From Financing Activities
Proceeds from Notes Payable	16,353	14,151
Repayments of Notes Payable	(37,830)	(10,000)
Repurchase of Treasury Stock	(10,417)
Sale of Common Stock, net	330,971	84,510
Cash Flows Provided by Financing Activities	299,077	88,661

Net Increase in cash	32,862	14,375
Cash, beginning of period	4,240	(140)
Cash, end of period	$37,102	$14,235

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

Note 1.  Summary of Accounting Policies

A summary of the significant accounting policies applied in preparation of the accompanying unaudited interim financial statements follows.

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

General

The accompanying unaudited interim financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, and should be read in conjunction with the audited financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. Accordingly, the results of operations for the three and nine-month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

Business and Basis of Presentation

Santeon Group, Inc.

Santeon Group, Inc. (the “Company”) was originally incorporated pursuant to the laws of the State of Delaware on January 5, 1988 under the name Oliver Owen Corporation. Thereafter, on October 19, 1988, the Company changed its name to Spartan Oil Corporation. Thereafter, on July 6, 2000, the Company changed its name to HomeGate Corporation. Thereafter, on March 21, 2002 the Company changed its name to Covenant Financial Corporation. Thereafter, on September 25, 2003, the Company changed its name to Air-Q Wi-Fi Corporation. Thereafter, on May 24, 2004, the Company changed its name to AirRover Wi-Fi Corp. Thereafter on January 24, 2005, the Company changed its name to Diamond I, Inc. Thereafter, on February 6, 2009, the Company changed its name to Ubroadcast, Inc.

On May 12, 2010, Ubroadcast, Inc. entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SI Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of the Company (the Santeon Acquisition”) and Santeon, Inc., a Delaware corporation incorporated on January 8, 2002, and registered as a foreign corporation in the Commonwealth of Virginia on November 23, 2009 (“Santeon Inc.”). Pursuant to the Merger Agreement, SI Acquisition Corp. merged into Santeon, Inc., resulting in Santeon Inc. becoming a wholly-owned subsidiary of Ubroadcast, Inc. (the “Merger”). On May 12, 2010, Ubroadcast, Inc. changed its name to Santeon Group, Inc. The primary business and market focus of the Company, after the Merger, has been to provide technology services which enable organizations to optimize performance and maximize revenues through its business process management software products and services.  The company’s clients include state and local governments, federal agencies and numerous private sector customers. The corporate offices of the Company are located in Reston, Virginia with branch offices in the United Kingdom, Egypt, and the United Arab Emirates.

Following the Merger, the Company has focused on the development of the business of Santeon Group, Inc., the provision of business process management software products and services enabling companies to optimize performance and maximize revenues, as well as media content management solutions and business process outsourcing services to medium and large companies.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Revenue Recognition

For revenue from product sales, the company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

Stock-Based Compensation

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

New Accounting Pronouncements

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company. Effective July 1, 2009, the FASB established the Accounting Standards Codification as the primary source of authoritative GAAP recognized by the FASB to be applied to non-governmental entities. Although the establishment of the ASC did not change current GAAP, it did change the way we refer to GAAP throughout this document to reflect the updated referencing convention.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s consolidated results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP.

The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions. ASU No. 2009-13 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements-a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance: the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). ASU No. 2009-14 is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on its consolidated results of operations and financial condition.

Note 2.  Going Concern

Although the Company earned a profit for the three months ended September 30, 2010 of $60,734, the Company has incurred losses totaling $3,956,168 through September 30, 2010.  Because of these conditions, the Company may require additional working capital to continue operations and develop its business.  The Company may pursue the raise of additional working capital either through private placements, public offerings and/or bank financing.

The Company’s existence is dependent upon management’s ability to develop revenues and profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through continued growth, distribution and sale of its products and services, and additional equity investment in the Company.

There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support the Company’s working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, the Company may need to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may be unable continue its operations or to successfully execute its business plan.

These conditions raise doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3.  Notes Payable and Expense Advances

Notes Payable as of September 30, 2010 totaled $653,627.

Note 4.  Acquisitions

In February 2010, the Company acquired iVu Media Corp., an Alexandria, Virginia-based software company that developed and owns a state-of-the-art Video Content Management (VCM) system.  iVu Media’s VCM works in tandem with a High Definition Playback technology, an Internet broadcasting platform that has attracted Fortune 500 clients, including Sony, Ford and Honda, Fox Sports and many leading international broadcasting firms.  The consideration for this acquisition was made entirely with shares of the Company’s common stock.  The Company issued ten million (10,000,000) shares of common stock valued at $216,000, which was primarily for proprietary software.

In April 2010, the Company acquired X2A Consulting, LLC, an Alexandria, Virginia-based software company.  X2A’s clients include Booz Allen Hamilton, Vodafone and employees of Microsoft, IBM, Siemens, Raytheon and Unisys and numerous other Fortune 1000 and medium-sized businesses.  For  year 2009, X2A had revenues of under $500,000.  This acquisition was made entirely with shares of the Company’s common stock.  The Company issued 10,000,000 shares of common stock, valued at $88,000, in payment of this acquisition, which was primarily for proprietary software. .

In March, 2010, the Company (formerly ubroadcast, Inc.) signed a letter of intent (“LOI”) with Santeon, Inc. on May 12, 2010.  The Company entered into a definitive agreement to merge with Alexandria, VA-based Santeon, Inc., a privately-held developer of Business Process Management Software and Solutions. Santeon’s clients include federal, state and local governments including the State of Maryland, the Department of Defense, as well as numerous private sector customers such as Sage Software, DHL and several Healthcare organizations. The merger with Santeon, Inc. was effectuated entirely with the Company’s common stock.  The Company issued 80,000,000 shares of common stock, valued at $960,000. Effective May 12, 2010, the Company completed a name change with the State of Delaware and FINRA to “Santeon Group, Inc.”

Note 5.  Capital Stock

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock to be offered in one or more series at the discretion of the Board of Directors, with a par value of $.001 per share. As of September 30, 2010, there were no preferred shares issued and outstanding.

Common Stock

As of February, 2009, the total number of shares which the Company was authorized to issue was 4,050,000,000, of which 4,000,000,000 shares were designated as common stock and 50,000,000 shares were designated as preferred stock, each par value $.001. On February 5, 2009, the Company authorized a reverse split of the currently outstanding shares of the Company’s $.001 par value common stock, on a one-for-thirty-two (1-for-32) basis, so that each thirty-two shares became one share of Company common stock and the articles were amended to effect the reverse split and authorize 700,000,000 shares of common stock with a par value of $.001 and re-authorized 50,000,000 shares of preferred stock with a par value of $.001.  At September 30, 2010, the Company had 345,773,042 shares of common stock issued and outstanding.

Upon the Merger on May 12, 2010, the Company issued an aggregate of 80,000,000 shares of the Company’s common stock, valued at $960,000, in exchange for 100% of the outstanding common stock of Santeon Inc.

Stock Issued for Repayment of Loans and Expense Advances

During the nine months ended September 30, 2010, the Company issued an aggregate of 1,284,710 shares of its common stock in payment of expense advances to two of the Company’s officers, which were valued at $32,117.  During the nine months ended September 30, 2010, the Company issued 10,492,706 shares of common stock in payment of loans to the Company’s officers, which were valued at $188,869.

Stock Issued for Salary

During the nine months ended September 30, 2010, the Company issued a total of 46,111,066 shares of its common stock in payment to the Company’s officers pursuant to employment agreements, which shares were valued at a cumulative $542,250.

Stock Issued for Cash

During the nine months ended September 30, 2010, the Company issued a total of 33,100,000 shares of common stock subscribed for cash in the total amount of $330,971.

Stock Issued for Consulting Services

During the nine months ended September 30, 2010, the Company issued a total of 5,356,507 shares of common stock to a consultant in exchange for $56,150.00 of accrued and services fees and services rendered, which approximated the fair value of the shares issued during the period services were completed and rendered.

Note 6.  Stock Options and Warrants

The Company has no Stock Option Plan and has not granted any stock options and there are no outstanding warrants or agreements to issue warrants.

Note 7.  Restatements

March 31, 2009 balances were restated to be consistent with the annual audit presentation.  The quarterly net loss is increased by $87,713.

June 30, 2009 balances were restated to be consistent with the annual audit presentation.  The quarterly net loss is decreased by $217,505.

September 30, 2009 balances were restated to be consistent with the annual audit presentation.  The quarterly net loss is decreased by $79,704

Note 8.  Fair Value Measurement

The Company adopted the provisions of ASC 825-10 on January 1, 2009. ASC 825-10 defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. ASC 825-10 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 establishes three levels of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement is disclosed and is determined based on the lowest level input that is significant to the fair value measurement.

Upon adoption of ASC 825-10, there was no cumulative effect adjustment to the beginning retained earnings and no impact on the consolidated financial statements.

The carrying value of the Company’s cash and cash equivalents, accounts payable, short-term borrowings, and other current assets and liabilities approximate fair value because of their short-term maturity. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

The Company’s long-term debt is the only item that is subject to SFAS 157 as of September 30, 2010 as follows:

Notes payable to related parties (Level 1) $10,406.

Note 9.  Commitments and Contingencies

Litigation and Tax Assessments

The Company may be subject to legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

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

Employment Agreements

On October 7, 2010 the Company entered into an amended employment agreement with one of its existing employees, Jason Sunstein, Vice President of Finance. The agreement provides for a base monthly salary reduction from $15,000.00 to $2,500.00. The term of this agreement is one (1) year, with no automatic renewal.

Consulting Agreements

On October 6, 2010, the Company entered into a consulting agreement with John Castiglione, former President and CEO of the Company. The agreement provides for a base monthly consulting fee and shall be for term of one (1) year unless otherwise terminated by either party upon thirty (30) days prior written notice.

Lock-Up Agreements

In October, 2010, the Company’s officers and majority shareholders entered into lock-up agreements for a period of one (1) year. The agreements provide for the restriction on transfer of the Company’s shares subject to release provisions at the sole discretion of the board of directors. David Loflin, a majority shareholder, did not enter into the lock-up agreement.

Note 10.  Related Party Transactions

During the nine months ended September 30, 2010, the Company issued an aggregate of 1,284,710 shares of its common stock in payment of expense advances to two of the Company’s officers, which were valued at $32,117.  During the nine months ended September 30, 2010, the Company issued 10,492,706 shares of common stock in payment of loans to the Company’s officers, which were valued at $188,869.

Note 11.  Subsequent Events

Management has performed an evaluation of subsequent events through November 15, 2010 and reports that there are no Subsequent Events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements contained in this quarterly report concerning expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are other than statements of historical facts are “forward-looking statements” within the meaning of the federal securities laws. Although the Company believes that the expectations and assumptions reflected in these statements are reasonable, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements. Any such forward-looking statements should be considered in light of such important factors and in conjunction with other documents of the Company on file with the SEC.

New factors that could cause actual results to differ materially from those described in forward-looking statements emerge from time to time, and it is not possible for the Company to predict all of such factors, or the extent to which any such factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligations to update the information contained in such statement to reflect subsequent developments or information.

Background

On January 26, 2009, pursuant to an agreement and plan of merger, the Company acquired 100% of the common stock of ubroadcast, Inc., a Nevada corporation (“UBI”), in a combination that has been accounted for as a reverse-acquisition, by issuing a total of 80,000,000 shares of the Company’s common stock.

In February 2010, pursuant to an agreement and plan of acquisition, the Company acquired 100% of the common stock of iVu Media, a Delaware corporation, by issuing a total of 10,000,000 shares of our common stock valued at approximately $216,000.

In April 2010, pursuant to an agreement and plan of acquisition, the Company acquired 100% of the units of X2A Consulting, LLC, a Virginia limited liability company, by issuing a total of 10,000,000 shares of our common stock valued at approximately $88,000.

On May 12, 2010, pursuant to a definitive agreement and plan of merger, the Company acquired 100% of the common stock of Alexandria, VA-based, Santeon, Inc., in exchange for 80,000,000 shares of common stock, valued at $960,000. Santeon, Inc. was originally incorporated under the laws of the state of Delaware on January 8, 2002, and registered as a foreign corporation in the Commonwealth of Virginia on November 23, 2009, and was a privately-held, profitable developer of Business Process Management Software and Solutions. Santeon’s clients include several state and local governments such as the State of Maryland, federal governments such as the Department of Defense as well as numerous private sector customers such as Sage Software, DHL and many dozens of Healthcare organizations. The merger with Santeon was made entirely with the Company’s common stock. Effective May 12, 2010, the Company completed a name change with the State of Delaware and FINRA to “Santeon Group, Inc.”

Following the Merger, the Company has focused on the development of the business of Santeon, the provision of business solutions software and technology to assist companies with performance optimization and maximizing revenues.

Pursuant to the Company’s new business model, it is important that the Company’s technology offerings are scalable, easy to implement, attract market leading channel partners, and provide tremendous value for the end customer. The Company is currently refining its technology assets, making them easier to deploy through channel partners into the targeted vertical. During the past year, in spite of a difficult financial environment and exceptionally soft business climate, the Company was able to develop multiple distribution channels for its products. The major markets for these products are: Healthcare; Environmental/Energy; Media; and Software Development Outsourcing.  As these channels continue to develop, the Company expects significant new revenue opportunities to emerge over the coming months.  The Company is focused on two specific aspects of our operations, specifically securing and growing the current client base and revenue, as well as new sales through both direct and in-direct sales channels.

Liquidity and Capital Resources

For the nine-month period ended September 30, 2010, we used cash flow in operating activities of $158,886 consisting primarily of the net loss of $1,026,954.

A total of $107,360 was used in investing activities for the nine months ended September 30, 2010.

We met our cash requirements during the nine months ended September 30, 2010 through $330,971 of proceeds from subscription of the Company’s common stock.

Exploitation of potential revenue sources will be financed primarily through the sale of securities and convertible debt, issuance of notes payable and other debt or a combination thereof, depending upon the transaction size, market conditions and other factors.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits for the next 12 months. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

Our registered independent certified public accountants have stated in their report that we have incurred significant operating losses and that we are dependent upon management’s ability to develop profitable operations. These factors, among others, may raise substantial doubt about our ability to continue as a going concern. As a result this may impede our ability to raise additional capital.

Critical Accounting Policies

The discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continuously evaluate, our estimates and judgments, including those related to revenue recognition, sales returns, bad debts, excess inventory, impairment of goodwill and intangible assets, income taxes, contingencies and litigation. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While we believe that the factors considered provide a meaningful basis for the accounting policies applied in the preparation of the condensed consolidated financial statements, we cannot guarantee that our estimates and assumptions will be accurate. If such estimates and assumptions prove to be inaccurate, we may be required to make adjustments to these estimates in future periods.

Revenue Recognition.

For revenue from product sales, the Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”). ASC 605-10 requires that four basic criteria must be met before revenue can be recognized: (1) Persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arraignments (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.

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

The Company does not have any employee stock options and stock purchase plans at September 30, 2010.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.
Effective January 1, 2008, the Company adopted Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures (“ASC 820-10”) and Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”), which permits entities to choose to measure many financial instruments and certain other items at fair value. Neither of these statements had an impact on the Company’s consolidated financial position, results of operations or cash flows.

Newly Issued Accounting Standards

With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

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

Results of Operations

Third Quarter 2010 vs. Third Quarter 2009.

Revenues.  During the three months ended September 30, 2010, we generated a total of $394,559 in revenues from our continuing operations compared to $136 for the three months ended September 30, 2009.  The Company discontinued operations for BriteVoice, which was phased out in July 2010.  The Company had a net loss from discontinued operations of $595 for the three months ended September 30, 2010, compared to net income of $22,379 for the three months ended September 30, 2009.

During the three months ended September 30, 2010, the Company generated $394,674 from the Company’s new core operating divisions, including: Media; Healthcare; Environmental/Energy; and Software Development Outsourcing divisions, which became operational upon the completion of the merger with Santeon Group, Inc. on May 16, 2010.  The Company expects each of these divisions to generate increasing revenues on a month-by-month basis for the remainder of 2010.

Expenses.  Overall operating expenses during the three months ended September 30, 2010 were $33,231 compared to $352,641 for the restated three months ended September 30, 2009.

First Nine Months 2010 vs. First Nine Months 2009.

Revenues.  During the nine months ended September 30, 2010, we generated a total of $461,613 in revenues from our continuing operations compared to $350 for the nine months ended September 30, 2010.  The Company discontinued operations for BriteVoice, which was phased out in July 2010.  The Company had a net loss from discontinued operations of $413, compared to net income of $21,874 for the nine months ended September 30, 2009.

During the nine months ended September 30, 2010, the Company generated $461,613in revenues from the Company’s new core operating divisions, including: Media; Healthcare; Environmental/Energy; and Software Development Outsourcing divisions, which became operational upon the completion of the merger with Santeon Group, Inc. on May 16, 2010.  The Company expects each of these divisions to generate increasing revenues on a month-by-month basis for the remainder of 2010.

Expenses.  Our overall operating expenses during the nine months ended September 30, 2010 were $1,488,153 compared to $1,133,786 for the nine months ended September 30, 2009.  Our non-cash operating expenses, which include stock issued for services, finder’s fees, accrued salaries and bonuses, totaled approximately $598,400 for the nine months ended September 30, 2010 compared to $356,000 for the nine months ended September 30, 2009.  We issued a total of 5,356,507 shares of our common stock for services during the nine months ended September 30, 2010, which shares were valued for financial reporting purposes at $56,150 in the aggregate.  Until we obtain operating capital, it can be expected that we will issue additional shares of our common stock to third-parties in payment of services rendered on our behalf.

Inflation.  In the opinion of management, inflation will not have an impact on our financial condition and results of operations.

Off-Balance Sheet Arrangements.  The Company does not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Financial Condition

We have incurred losses from inception of $3,956,168 through September 30, 2010 and we have not possessed an abundance of capital.  During the nine months ended September 30, 2010, we obtained cash in the amount of $330,971 from private sales of our common stock.  All of the funds obtained and the costs advanced on our behalf were applied to operating costs, including professional fees, and to software services associated with the redesign of our Santeon.com web site.

Our Capital Needs

We believe that we will be able to sustain our current level of operations for the next twelve months. We also anticipate that our capital needs will be met through operations.  However, to achieve our complete business objectives, we may require additional funding through the sale of shares for cash, loans from certain officers, exercise of certain outstanding warrants and issuance of shares for services.   To date, we have not received a commitment for capital in any amount and we cannot assure you that we will be able to obtain any capital.  Should we fail to obtain such financing, our plan of business would likely be unsuccessful and we may be forced to cease operations.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008, using the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon this assessment, our management concluded that, as of September 30, 2010, our internal control over financial reporting was not effective.  Due to our lack of capital, our management determined that our control environment, risk assessment functions, control activities, information and communication functions and monitoring systems were not effective.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control over Financial Reporting.

During the most recent quarter ended September 30, 2010, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) ) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2010, we issued unregistered securities, as follows:

1.  (a) Securities Sold. 2,727,273 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Douglas Hay; (c) Consideration. Such shares of common stock were issued pursuant to an employment agreement and were valued at $15,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

2.  (a) Securities Sold. 1,545,455 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Marc Lord; (c) Consideration. Such shares of common stock were issued pursuant to an employment agreement and were valued at $8,500; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

3.  (a) Securities Sold. 545,455 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to William Aul; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $3,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

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

5.  (a) Securities Sold. 900,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such securities were issued to Ramzy Megally; (c) Consideration. Such securities were issued for $9,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

6.  (a) Securities Sold. 2,500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Douglas Hay; (c) Consideration. Such shares of common stock were issued pursuant to an employment agreement and were valued at $15,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

7.  (a) Securities Sold. 1,666,667 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Marc Lord; (c) Consideration. Such shares of common stock were issued pursuant to an employment agreement and were valued at $8,500; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

8.  (a) Securities Sold. 500,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to William Aul; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $3,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

9.  (a) Securities Sold. 5,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Douglas Hay; (c) Consideration. Such shares of common stock were issued pursuant to an employment agreement and were valued at $15,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

10.  (a) Securities Sold. 3,333,333 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to Marc Lord; (c) Consideration. Such shares of common stock were issued pursuant to an employment agreement and were valued at $8,500; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

11.  (a) Securities Sold. 1,000,000 shares of common stock were issued; (b) Underwriter or Other Purchasers. Such shares of common stock were issued to William Aul; (c) Consideration. Such shares of common stock were issued pursuant to a consulting agreement and were valued at $3,000; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering. This purchaser was a sophisticated investor capable of evaluating an investment in our company.

Subsequent to September 30 2010, we have not issued any unregistered securities.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to our shareholders, during the three months ended September 30, 2010.

Item 5. Other Information.

None.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

In October, 2010, two employees resigned as officers of the Company vis a vis their amended employments agreements and will continue to perform similar duties in non-officer capacities for the Company; namely:

Jason Sunstein: Formerly Vice President of Finance, and John Castiglione: Formerly Vice President of Marketing.

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

Date: November 22, 2010.	SANTEON GROUP, INC.

By: /s/ MARC LORD
Marc Lord, Chief Financial Officer