Form 10-Q/A
period 2010-03-31
SANTEON GROUP, INC.
filed 2010-11-23
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q/A
(Amendment No. 1)

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

AMENDMENT #1 FOR QUARTERLY REPORT ON 10-Q FOR
UBROADCAST, INC.

The undersigned registrant hereby amends the following items, exhibits or other portions of its Quarterly Report on Form 10-Q for the three months ended March 31, 2010, as set forth below in the substituted pages attached hereto which replace the same sections in the original filing.

-The Company amended the value placed on the acquisition of iVu Media, Inc. from $270,000 to $216,000.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2010	Santeon Group, Inc.

By: /s/ Marc Lord
Marc Lord
Chief Financial Officer

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

UBROADCAST, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2010 and December 31, 2009

	3/31/2010 (unaudited)	12/31/2009
Current Assets
Cash	$1,067	$4,240
Accounts Receivable	5,380	-
Total Current Assets	6,447	4,240
Non Current Assets
Equipment, net of Depreciation	2,064	2,300
Software, net of Amortization	489,209	308,339
Total Non Current Assets	491,272	310,639
TOTAL ASSETS	$497,719	$314,879

Current Liabilities
Accounts Payable	110,978	102,122
Notes Payable	30,400	30,400
Notes Payable, Related Parties	3,364	192,533
Total Current Liabilities	144,742	325,055
Total Liabilities	144,742	325,055
Capital/Owners' Equity
Preferred stock, $.001 par value; 50,000,000 shares authorized, -0- and -0- shares inssued and outstanding	-	-
Common Stock, Par Value $.001; 700,000,000 Shares Authorized; 184,741,174 and 149,428,053 Shares Issued and Outstanding	184,741	149,428
Additional Paid in Capital	3,549,433	2,897,610
Retained Earnings (Deficit)	(3,249,031)	(2,929,214)
Subscription Agreement	(128,000)	(128,000)
Treasury Stock	(4,167)	-
Total Equity	352,977	(10,176)
TOTAL LIABILITIES & EQUITY	$497,719	$314,879

The accompanying notes are an integral part of these statements

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Monthes Ended March 31, 2010 and 2009

	Three Months Ended March 31
	2010 (unaudited)	2009 (unaudited) Restated
Revenues	$159,686	$49
Operating Expense
Compensation Expense	178,750	449,000
General & Administrative	213,710	47,665
Depreciation & Amortization	35,366	47,383
Professional & Consulting Fees	51,677	16,000
Total Operating Expense	479,504	560,048
Net Income (loss)	(319,817)	(559,999)

Net loss charged to common shareholders	(319,817)	(559,999)

Net loss applicable to common shareholders
Basic and diluted	$(0.00)	$(0.01)

Weighted Average number of shares outstanding
Shares Outstanding	184,741,174	85,003,575

The accompanying notes are an integral part of these statements

UBROADCAST, INC.

STATEMENT OF STOCKHOLDER (DEFICIT) EQUITY

For the Three Months Ended March 31, 2010

	Common Stock
			Additional	Subscription	Treasury	Accumulated
	Shares	Amount	Paid In Capital	Receivable	Stock	Deficit	Total
Balance, December 31, 2009	149,428,053	$149,428	$2,897,610	$(128,000)	$-	$(2,929,214)	$(10,176)

Stock Issued in Acquisition	10,000,000	$10,000	$206,000	$-		$-	$216,000

Stock Issued for consulting services	900,000	$900	$15,500	$-		$-	$16,400

Stock Issued for cash	4,500,000	$4,500	$50,500	$-		$-	$55,000

Treasury Stock	-	$-	$-	$-	$(4,167)	$-	$(4,167)

Stock Issued in payment of salary or bonus	8,135,705	$8,136	$170,614	$-		$-	$178,750

Stock Issued in Repayment of Loans & Expenses	11,777,416	$11,777	$209,209	$-		$-	$220,986

Net Loss						$(319,817)	$(319,817)

Balance, March 31 , 2010	184,741,174	$184,741	$3,549,433	$(128,000)	$(4,167)	$(3,249,031)	$352,977

The accompanying notes are an integral part of these statements

UBROADCAST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Period Ended March 31, 2010 and 2009

	2010 (unaudited)	2009 (Unaudited) Restated
Cash Flows from Operating Activities

Net Loss	$(319,817)	$(559,999)
Adjustments to Reconcile Net Loss to cash used in operating activities
Depreciation	35,366	47,383
Stock Issued for Service, Salary, & Bonus	195,150	108,000
Stock issued for Finder Fees	-
Stock Issued for Expense Reimbursment	32,118	-
Changes in Assets & Liabilities
Accrued Expenses	-
Accounts Payable	8,857	373,884
Accounts Receivable	(5,680)	-
Cash Flows Used in Operating Activities	(54,006)	(30,732)

Cash Flows From Investing Activities
Purchase of software	-	(17,324)
Purchase of Equipment	-	-
Cash Flows Used in Investing Activities	-	(17,324)

Cash Flows From Financing Activities
Proceeds from notes Payable	-	11,753
Repayments of notes payable
Repurchase of Treasury Stock	(4,167)
Sale of Common Stock, net	55,000	34,010
Cash Flows Provided by Financing Activities	50,833	45,763

Net Increase (Decrease) in cash	(3,173)	(2,293)
Cash, beginning of period	4,240	(140)
Cash, end of period	$1,067	$(2,433)

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

Note 3.  Acquisition of iVu Media

In February 2010, we acquired iVu Media Corp., an Alexandria, Virginia-based software company that developed and owns a state-of-the-art Video Content Management (VCM) system.  iVu Media’s VCM works in tandem with a High Definition Playback technology, an Internet broadcasting platform that has attracted Fortune 500 clients, including Sony, Ford and Honda, Fox Sports and many leading international broadcasting firms.  This acquisition was made entirely with shares of the Company’s common stock.  The Company issued 10,000,000 shares of common stock in payment of this acquisition, which shares were valued at $216,000 , which was primarily for properietary software.

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

Date: November 22, 2010.	UBROADCAST, INC.

By: /s/ MARC LORD
Marc Lord, Chief Financial Officer