Form 10-Q/A
period 2010-06-30
SANTEON GROUP, INC.
filed 2010-11-23
CIK 828940

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
SANTEON GROUP, INC.

The undersigned registrant hereby amends the following items, exhibits or other portions of its Quarterly Report on Form 10-Q for the six months ended June 30, 2010, as set forth below in the substituted pages attached hereto which replace the same sections in the original filing.

-The Company amended the value placed on the acquisition of iVu Media, Inc. from $270,000 to $216,000.

-The Company amended the value placed on the acquisition of X2A Consulting, LLC from $110,000 to $88,000.

-The Company amended the value placed on the merger with Santeon, Inc. from $1,200,000 to $960,000 and made certain changes to the purchase price allocation.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 2010	Santeon Group, Inc.

By: /s/ Marc Lord
Marc Lord
Chief Financial Officer

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2010 and December 31, 2009

	6/30/2010 (unaudited)	12/31/2009
Current Assets
Cash	$47,254	$4,240
Accounts Receivable	444,380	-
Total Current Assets	491,634	4,240
Non Current Assets
Fixed Assets, net of Depreciation	35,960	2,300
Software and Other Intangibles	1,470,590	308,339
Total Non Current Assets	1,506,550	310,639
TOTAL ASSETS	$1,998,184	$314,879

Current Liabilities
Accounts Payable	114,011	102,122
Notes Payable	675,262	30,400
Notes Payable, Related Parties	4,334	192,533
Total Current Liabilities	793,607	325,055
Total Liabilities	793,607	325,055
Capital/Owners' Equity
Preferred stock, $.001 par value; 50,000,000 shares authorized, -0- and -0- shares inssued and outstanding	-	-
Common Stock, Par Value $.001; 700,000,000 Shares Authorized; 325,054,859 and 149,428,053 Shares Issued and Outstanding	325,055	149,428
Additional Paid in Capital	5,034,841	2,897,610
Retained Earnings (Deficit)	(4,016,902)	(2,929,214)
Subscription Agreement	(128,000)	(128,000)
Treasury Stock	(10,417)	-
Total Equity	1,204,577	(10,176)
TOTAL LIABILITIES & EQUITY	$1,998,184	$314,879

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30		Six Months Ended June 30
	2010 (unaudited)	2009 (unaudited) Restated	2010 (unaudited)	2009 (unaudited) Restated
Revenues	$391,298	$199,545	$550,984	$199,594
Operating Expense
Communication Services	315,528	174,422	459,159	174,442
Compensation Expense	324,500	99,000	503,250	548,000
General & Administrative	202,091	6,734	234,290	54,399
Depreciation & Amortization	49,963	47,383	285,998	94,766
Professional & Consulting Fees	66,418	93,424	155,975	109,424
Total Operating Expense	958,499	420,983	1,638,672	981,031
Net Income (loss)	(567,202)	(221,438)	(1,087,688)	(781,437)

Net loss charged to common shareholders	(567,202)	(221,438)	(1,087,688)	(781,437)

Net loss applicable to common shareholders
Basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average number of shares outstanding
Shares Outstanding	325,054,859	102,694,442	325,054,859	102,694,442

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the Six Months Ended June 30, 2010

	Common Stock
			Additional	Subscription	Treasury	Accumulated
	Shares	Amount	Paid In Capital	Receivable	Stock	Deficit	Total
Balance, December 31, 2009	149,428,053	$149,428	$2,897,610	$(128,000)	$-	$(2,929,214)	$(10,176)

Stock Issued in Acquisition	100,000,000	$100,000	$1,164,000	$-		$-	$1,264,000

Stock Issued for consulting services	3,311,052	$3,311	$43,839	$-		$-	$47,150

Stock Issued for cash	31,200,000	$31,200	$280,771	$-		$-	$311,971

Treasury Stock	-	$-	$-	$-	$(10,417)	$-	$(10,417)

Stock Issued in payment of salary or bonus	29,338,338	$29,338	$439,412	$-		$-	$468,750

Stock Issued in Repayment of Loans & Expenses	11,777,416	$11,777	$209,209	$-		$-	$220,986

Net Loss						$(1,087,688)	$(1,087,688)

Balance, March 31 , 2010	325,054,859	$325,055	$5,034,841	$(128,000)	$(10,417)	$(4,016,902)	$1,204,577

The accompanying notes are an integral part of these statements

SANTEON GROUP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2010 and 2009

	2010 (unaudited)	2009 (Unaudited) Restated
Cash Flows from Operating Activities

Net Loss	$(1,087,688)	$(781,437)
Adjustments to Reconcile Net Loss to cash used in operating activities
Depreciation	285,998	94,766
Stock Issued for Service, Salary, & Bonus	515,900	548,000
Stock issued for Finder Fees	-
Stock Issued for Expense Reimbursment	32,118	-
Changes in Assets & Liabilities
Accrued Expenses	-
Accounts Payable	6,142	42,734
Accounts Receivable	(5,680)	55,000
Cash Flows Used in Operating Activities	(253,210)	(40,937)

Cash Flows From Investing Activities
Purchase of software	-	(37,469)
Purchase of Equipment	-	(600)
Cash Flows Used in Investing Activities	-	(38,069)

Cash Flows From Financing Activities
Proceeds from notes Payable	-	20,412
Repayments of notes payable	(5,330)
Repurchase of Treasury Stock	(10,417)
Sale of Common Stock, net	311,971	59,510
Cash Flows Provided by Financing Activities	296,224	79,922

Net Increase (Decrease) in cash	43,014	916
Cash, beginning of period	4,240	(140)
Cash, end of period	$47,254	$776

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

Note 3.  Acquisitions

In February 2010, we acquired iVu Media Corp., an Alexandria, Virginia-based software company that developed and owns a state-of-the-art Video Content Management (VCM) system.  iVu Media’s VCM works in tandem with a High Definition Playback technology, an Internet broadcasting platform that has attracted Fortune 500 clients, including Sony, Ford and Honda, Fox Sports and many leading international broadcasting firms.  This acquisition was made entirely with shares of the Company’s common stock.  The Company issued 10,000,000 shares of common stock in payment of this acquisition, which shares were valued at $216,000 , which was primarily for proprietary software.

In April 2010, we acquired X2A Consulting, LLC, an Alexandria, Virginia-based software consultancy company.  X2A’s clients include Booz Allen Hamilton, Vodafone and employees of Microsoft, IBM, Siemens, Raytheon and Unisys and numerous other Fortune 1000 and medium-sized businesses.  For 2009,

X2A had revenues of under $500,000.  This acquisition was made entirely with shares of the Company’s common stock.  The Company issued 10,000,000 shares of common stock, valued at $188,000 , in payment of this acquisition, which was primarily for proprietary software.

In March 2010, the Company signed a letter of intent and on May 12, 2010 entered into a definitive agreement to merge with Alexandria, VA-based Santeon, Inc., a privately-held, profitable developer of Business Process Management Software and Solutions. Santeon’s clients include several state and local governments such as the State of Maryland, federal governments such as the Department of Defense as well as numerous private sector customers such as Sage Software, DHL an,d many dozens of Healthcare organizations. For 2009, Santeon had revenues of approximately $4,000,000. This merger with Santeon was made entirely with the Company’s common stock.  The Company issued 80,000,000 shares of common stock, valued at $960,000 . Effective May 12, 2010, the Company completed a name change with the Sate of Delaware and FINRA to “Santeon Group, Inc.”

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

On May 12, 2010, pursuant to a definitive agreement to merge, the Company acquired 100% of the common stock of Alexandria, VA-based, Santeon, Inc., by issuing a total a privately-held, profitable developer of Business Process Management Software and Solutions. Santeon’s clients include several state and local governments such as the State of Maryland, federal governments such as the Department of Defense as well as numerous private sector customers such as Sage Software, DHL and many dozens of Healthcare organizations. For 2009, Santeon had revenues of approximately $4,000,000. This merger with Santeon was made entirely with the Company’s common stock.  The Company issued 80,000,000 shares of common stock, valued at $960,000 . Effective May 12, 2010, the Company completed a name change with the Sate of Delaware and FINRA to “Santeon Group, Inc.”

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

Date: November 22 , 2010.	UBROADCAST, INC.

By: /s/ MARC LORD
Marc Lord, Chief Financial Officer