Form 10-K
period 2010-12-31
SANTEON GROUP, INC.
filed 2012-03-26
CIK 828940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2010
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

11720 Plaza America Drive, Suite 150, Reston, Virginia 20190
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (703) 970-9200
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of the issuer’s common equity, par value $0.001, as of February 29, 2012 was 479,188,421 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates (160,364,070 shares) computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s second fiscal quarter ending June 30, 2010 was $1,593,217.

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

All forward-looking statements, by their nature, are subject to risks and uncertainties. Our actual future results may differ materially from those set forth in the forward-looking statements. Our ability to achieve our financial objectives could be adversely affected by many factors, including, without limitation, the following factors:

– the strength of the United States economy – changes in the securities markets – legislative or regulatory changes – the loss of key personnel	– technological changes – changes in customer habits – our ability to manage these and other risks – our ability to deliver products and services on time

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

PART I

Item 1.  Business

Corporate History

Prior to December 31, 2008, we were formerly known as ubroadcast, Inc. (“ubroadcast”), the owner of ubroadcast.com, an Internet broadcasting web site, and were in a series of unrelated businesses.  From January 2009 until May 2010, our principal business activity was the development of the ubroadcast.com proprietary software that provided a platform for hosting live interactive radio shows on the Internet.  Santeon Group, Inc. (“SGI” or the “Company” or “we” or “our”) is a diversified software products and services company specializing in the transformation and optimization of business through the deployment or the development of innovative products and services using Agile mindsets in the healthcare, environmental/energy and media sectors. Our innovative software solutions enable organizations to optimize performance and maximize revenues.  Our clients include state and local governments, federal agencies and numerous private sector customers.

Our corporate offices are located in Reston, Virginia with branch offices in Tampa, Florida and Cairo, Egypt.

In February 2010, ubroadcast acquired all of the issued and outstanding equity of iVu Media Corp. (“iVu”), an Alexandria, Virginia-based software company in exchange for ten million (10,000,000) shares of its common stock.  iVu Media Corp., developed and owned a state-of-the-art Video Content Management (“VCM”) system.  iVu Media’s VCM worked in tandem with a High Definition Playback technology, an Internet broadcasting platform that attracted Fortune 500 clients and many leading international broadcasting firms.

In April 2010, ubroadcast acquired X2A Consulting, LLC, (“X2A”) an Alexandria, Virginia-based software company for ten million (10,000,000) shares of its common stock.

In May 2010, ubroadcast acquired a significant majority (99.2%) of the issued and outstanding capital stock of Santeon, Inc. (“Santeon”) in exchange for an aggregate amount of one hundred twenty-seven million eighteen thousand seven hundred thirty five shares (127,018,735) of ubroadcast common stock (the “Merger Transaction”). Prior to the Merger Transaction, Santeon was a privately held company specializing in the development of software products and offers software services including software development outsourcing services and solutions across industries.  The Merger Transaction was structured as a transaction in which Santeon would merge into a wholly owned subsidiary of ubroadcast and as a result of the Merger Transaction Santeon would become a wholly owned subsidiary of ubroadcast.  Pursuant to the terms of the Merger Transaction, the Company’s board of directors was reconstituted and Santeon was granted the right to appoint three members to the Board of Directors while ubroadcast maintained two board seats. In May 2010 and concurrent with the Merger Transaction, ubroadcast changed its name from ubroadcast, Inc. to Santeon Group, Inc. (“SGI” or the “Company”) and the common stock symbol was changed from “UBCI” to “SANT”.

At the closing of the Merger Transaction on May 12, 2010, a majority of the shares of Santeon (99.2%) were delivered to Santeon Group, Inc., or SGI, formerly known as ubroadcast and 127,018,735 shares of SGI were issued to Santeon’s participating shareholders.  However, the certificate of merger that should have been filed to effect the merger of Santeon into SGI as a majority-owned (99.2%) subsidiary was not finalized nor filed with the Delaware Secretary of State in a timely manner.  This unintentional administrative oversight was discovered only very recently.  Nevertheless, since the Merger Transaction date and until now, Santeon has been operating and functioning, both administratively and financially, as a majority owned subsidiary of SGI.  Further, since the Merger Transaction date, SGI has been the majority (99.2%) owner of the shares of Santeon that were surrendered as part of the Merger Transaction.

The current management of SGI has now filed the certificate of merger with the Delaware Secretary of State with an effective date of March 23, 2012 to complete the administrative procedures required for the Merger Transaction.  Although this important and necessary filing was overlooked by previous management of SGI due to an administrative oversight, there has been no operational, financial or practical effect of this unintentional omission as SGI, by holding a majority (99.2%) of the shares of Santeon, has operated as if Santeon had fully and officially merged into its subsidiary on May 12, 2010.  Despite the effective date of the certificate of merger (March 23, 2012), for accounting and operational purposes, Company management has accounted for the Merger Transaction as if it was fully consummated with an effective date of May 12, 2010 as originally intended.

The Merger Transaction has been accounted for as a reverse acquisition of SGI, formerly known as ubroadcast, by Santeon but in substance as a capital transaction, rather than a business combination, since SGI had nominal operations and assets prior to and as of the closing of the Merger Transaction.  The former stockholders of Santeon represent a significant constituency of the Company’s voting power as a result of the Merger Transaction and Santeon’s management has assumed operational, financial and governance control.  The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets has been recorded. For accounting purposes, Santeon is treated as the surviving entity and accounting acquirer although SGI was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Santeon, Inc.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

The common stock is quoted on the inter-dealer quotation system operated by the OTC Market Group under the symbol SANT.

Overview

SGI is focused on the development and provision of business solutions software and technology to assist companies with performance optimization and maximizing revenues.  While our roots are in healthcare, our name means Health (Santé is French for Health), we have expanded into media, energy and agile carrying the same principals of the building a “Healthy” organization. Whether we are building solutions for healthcare, media or agile, the health of the organization and how they benefit from our products and services is of the utmost importance.

Innovation forward is the mindset that drives our product development, service delivery and the solutions we offer our customers. We approach each business opportunity with an open mind and creativity always looking for what is best not what is traditional or common. We strongly believe that innovation is what sets us apart from our competition and what will set our customers apart from their competition. We are always looking ahead at what is of long-term value.  We are agile in our thinking but focused in our execution. We are not chasers of what is trendy or what is buzz, we are evaluators of what is sustainable and reliable. Innovation is what drives our business and forward is where we are moving. We are focused on two specific aspects of our operations, specifically securing and growing the current client base and revenue, as well as new sales through both direct and in-direct sales channels.

It is important that the Company’s technology offerings are scalable, easy to implement, attract market leading channel partners, and provide tremendous value for the end customer. We continue to refine our technology assets, making them easier to deploy through channel partners into targeted vertical sales channels. During the past year, in spite of a difficult financial environment and exceptionally soft business climate, the Company was able to develop multiple distribution channels for its products.  As these channels continue to develop, the Company expects new revenue opportunities to emerge.

Products and Services

Healthcare

With over ten years of healthcare innovation and transformation, SGI products and technology can be found powering many of the leading solutions on the market today. Our technology powers government and private sectors and meets the challenging demands of electronic compliance, multi-party integration and automation enabling healthcare transformation.  In addition to directly selling our products and services directly to end-user clients, several leading technology organizations license our technology and offer it to their customers as a “white-label” product. We offer the following three products to our healthcare clients.

•eBenefits Network (“eBN”) – A cloud based service that automates employee enrollment date exchange between clients and benefit carriers; SGI is the leading national provider of this clearinghouse service.

•eClaims Management – The Santeon eClaims Managements System is a highly customizable multi-module based system that covers the full life-cycle claims adjudication including:

▪ Beneficiary Online Enrollment
▪ Beneficiary Eligibility Verification
▪ Beneficially Authorization
▪ Claims Adjudication with Customizable Business Rules
▪ Payment Processing and Remittance
▪ Reporting and Auditing

•Transaction Automation – SGI serves a variety of healthcare organizations, including, Payers, Providers, Health Systems, Third Party Administrators, Government, Taft-Hartley Labor Funds, Clearinghouses.  SGI technology platform and solutions focuses on the modernization and process improvement for the Health IT industry. Our technology platform support transaction automation and integration within and across the enterprise focusing on the complex relationship between healthcare systems within an organization and in relationship to external organizations.

Agile

When it comes to Agile transformation and adoption, SGI is the leading provider of Agile based services. Our Agile portfolio covers the Agile life-cycle covering; training, consulting, coaching and software development. SGI leadership is renowned in the Agile community and is a thought leader in large-scale enterprise Agile transformation.

Agile Products

SGI's approach to BPM focuses on assembling together existing data and logic from disparate applications, ensuring organizations can access the information they need when they need it in an organized process flow, without having to centralize the data or develop new applications. Enterprises can rapidly leverage, reuse and extend what they have. This innovative approach ensures organizations can incrementally extend their capabilities and increase profit and efficiency. We believe that our BPM Platform is unmatched in its comprehensiveness, ease of use, and environment for customization.

By approaching BPM with the full suite of integrated tools, we offer our customers the ability to manage their entire BPM initiative from end-to-end.

Agile Services

We do not use agile as a label, but we apply agile practices to make things work. We understand that transitioning to agile may be challenging. Hence, we offer training, on-site agile coaching and consulting for a smooth transition to agile practices, software outsourcing and Agile BPO.

With respect to software development, our methodology is a value-driven development approach overcoming the pitfalls of the traditional development process techniques. The SGI approach ensures quick return on investment by producing tangible, working results early and throughout the project’s life-cycle, in contrast to traditional development strategies which focus on end-results only at the end of production cycle.

Our Agile Development Approach aims to achieve specific goals; namely,

▪	Decrease time of development and gain earlier return on investment
▪	Increase stakeholders’ involvement by enhancing the team’s ownership
▪	Improve planning and prioritization of features
▪	Build flexibility and adaptation to change
▪	Improve transparency and tracking of progress

Media

SGI Media is a leading provider of the first true Video Content Management (VCM) system, bringing together video assets, advertisers, content owner, social networking experiences and collaboration combined with a High Definition Playback technology under one system to reach user anywhere on any platform and devices.  SGI Media was launched as a result of a merger of two technologies to address the unique needs of bringing video based rich user experiences to the market. Recognizing that; Videos and Rich Content are becoming more complex to manage, videos are indeed valuable assets that demand unique management, Audience, Producers, Advertisers all benefit when they can collaborate. Our platform is a sophisticated out-of-the-box, component-based, and integrated IPTV network community that is ready to populate and deploy in minutes. This provides users with an advanced and rich video watching experience.

We service customers in many industries providing unique features and functions to the opportunities that video and rich present in today’s business. We believe that video is a very powerful communication tool. The venue the video is served is equally as important to the message the video is carrying.

We also offer a complete broadcasting platform - TV and radio - that enables anyone to quickly and easily broadcast a LIVE or On Demand channel to a global and interactive audience via the Internet.  With our simple-to-use broadcasting application and tools, anyone can produce a high quality interactive broadcasting channel on ubroadcast.com. And, our ubroadcast player can be embedded and shared on other websites, blogs, and social networking sites, making it the ultimate viral distribution tool of your content.

We continue to develop and build products such as UBFilm.com and UBTalent.com that rely on our video platform to reach end-user customers directly in areas that are under-served but have significant consumer interest.

Energy

Based on our business process management (“BPM”) platform we help our customers leverage BPM technology to reduce environmental risk, control costs and improve the quality of their operations.  World business leaders realize that success is increasingly measured not only by profits but also by responsibly managing their sustainability risks.  Innovative companies are turning those risks into opportunities as they translate knowledge of their energy, GHG and water usage into improved business performance, cost savings and reputational advantages.  Our solutions support all three (3) Emission Scopes.

We continue to build sustainability management systems (SMS) with our partners and customers as well as continue to invest in our Clear Green Clearinghouse.  These two (2) systems are built in collaboration with partners and customers to refine the requirements and needs to meet both government as well as industry compliance needs.

Technology and Intellectual Property

The Company claims rights in its inventions, code, and other intellectual property that it has created and that is contained in its products.  As of the date of this filing, the Company has not yet sought formal registration or filed any U.S. patent or copyright applications for such intellectual property; however, the Company intends to do so for certain proprietary software code and processes that it has developed. The Company relies primarily upon a combination of trade secret, nondisclosure and other contractual arrangements to protect its proprietary rights.  The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information.  There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Sales and Marketing

Our strategy adapts with changes in the competitive structure of our market.  The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications.  Our strategy has recently included:

•	Focusing on large enterprise customers; and

•	Selling or licensing our products both directly and through indirect sales channels.

Competition

Competitors in the Software Development market are numerous with some of them being large and well established. There are little to no barriers to entry in the Software Development market and thus, aside from our entrenched relationships with existing customers, we do not feel that the Company has a specific expertise or competitive advantage over any other provider.

Some of our competitors in the Agile training, coaching and consulting services market are large and well established, with vendors such as IBM Global Services, Accenture and HP/EDS, offering a wide range of services.  We also compete with smaller, regional companies such as ThoughtWorksR, BigVisibleR and LitheSpeedR.  We have historically maintained long-term relationships with our customers and have been successful in renewing contracts and in signing multi-year contracts.

We believe our healthcare practice, specifically our eBN business, is one of the leading benefits enrollment platforms and our continued expansion of the network features and functionality has made it decidedly difficult for competitors to enter this market or challenge our position. The network platform was developed over a six-year period and during that time, we established strong customer relationships and state-of-the-art technology.  Our continued focus on its growth and development makes the barriers to entry high for our competitors.

Regulation

Currently, we do not require any government approval for our products and services. This may change in the future. However, we cannot predict how any such future regulations will affect our business.

Employees

We currently have 47 employees, three of whom are officers. As our operations expand, we expect that we will hire additional employees as needed, as well as retain the services of independent contractors and outside professionals on an as-needed basis.

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

We also make available, free of charge through our Internet website (www.santeon.com), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  We are providing the address to our Internet site solely for the information of investors.  We do not intend the address to be an active link or to otherwise incorporate the contents of the website into the report.

Item 1A.     Risk Factors

We operate in a rapidly changing economic and technological environment that presents numerous risks, many of which are driven by factors that we cannot control or predict. The following discussion, as well as our “Critical Accounting Policies and Estimates” discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations (Item 7), highlights some of these risks. The risks described below are not exhaustive and you should carefully consider these risks and uncertainties before investing in our securities.

Economic, political and market conditions, including the recent recession and global economic crisis, can adversely affect our business, results of operations and financial condition, including our revenue growth and profitability, which in turn could adversely affect our stock price.    Our business is influenced by a range of factors that are beyond our control and that we have no comparative advantage in forecasting. These include:

•	general economic and business conditions;

•	the overall demand for software systems and services;

•	general political developments; and

•	currency exchange rate fluctuations.

Macroeconomic developments like the recent recessions in the U.S. and Europe and the debt crisis in certain countries in the European Union could negatively affect our business, operating results or financial condition that, in turn, could adversely affect our ability to sell or companies’ willingness to purchase our products and services. A general weakening of, and related declining corporate confidence in, the global economy or the curtailment in government or corporate spending could cause current or potential customers to reduce their information technology (IT) and/or training budgets or be unable to fund software, hardware systems or services purchases, which could cause customers to delay, decrease or cancel purchases of our products, services and training programs or cause customers not to pay us or to delay paying us for previously purchased products and services.

In addition, political unrest in regions like the Middle East, terrorist attacks around the globe and the potential for other hostilities in various parts of the world, potential public health crises and natural disasters, continue to contribute to a climate of economic and political uncertainty that could adversely affect our results of operations and financial condition, including our revenue growth and profitability. These factors generally have the strongest effect on our sales of new software licenses, hardware systems products, hardware systems support and related services and, to a lesser extent, also may affect our renewal rates for software license updates and product support.

We may fail to achieve our financial forecasts due to inaccurate sales forecasts or other factors.    Our revenues, and particularly our new software license revenues, are difficult to forecast, and, as a result, our operating results can fluctuate substantially.

We use a “pipeline” system, a common industry practice, to forecast sales and trends in our business. Our sales personnel monitor the status of all proposals and estimate when a customer will make a purchase decision and the dollar amount of the sale. These estimates are aggregated periodically to generate a sales pipeline. Our pipeline estimates can prove to be unreliable both in a particular quarter and over a longer period of time, in part because the “conversion rate” or “closure rate” of the pipeline into contracts can be very difficult to estimate. A contraction in the conversion rate, or in the pipeline itself, could cause us to plan or budget incorrectly and adversely affect our business or results of operations. In particular, a slowdown in IT spending or economic conditions generally can unexpectedly reduce the conversion rate in particular periods as purchasing decisions are delayed, reduced in amount or cancelled. The conversion rate can also be affected by the tendency of some of our customers to wait until the end of a fiscal period in the hope of obtaining more favorable terms, which can also impede our ability to negotiate, execute and deliver upon these contracts in a timely manner.

Our success depends upon our ability to develop new products and services, integrate acquired products and services and enhance our existing products and services.    Rapid technological advances and evolving standards in computer hardware and software development and communications infrastructure, changing and increasingly sophisticated customer needs and frequent new product introductions and enhancements characterize the enterprise software and hardware systems markets in which we compete. If we are unable to develop new or sufficiently differentiated products and services, or enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet market demand, customers may not buy our software products and/or support contracts. Renewals of these support contracts are important to the growth of our business. In addition, IT standards from both consortia and formal standards-setting forums as well as de facto marketplace standards are rapidly evolving. We cannot provide any assurance that the standards on which we choose to develop new products will allow us to compete effectively for business opportunities in emerging areas.

We are also subject to a variety of other risks and challenges in managing an organization operating in various countries, including those related to:

•	general economic conditions in each country or region;

•	fluctuations in currency exchange rates and related impacts to our operating results;

•	political unrest, terrorism and the potential for other hostilities;

•	public health risks, particularly in areas in which we have significant operations;

•	longer payment cycles and difficulties in collecting accounts receivable; and

•	difficulties in transferring funds from or converting currencies in certain countries.

We may experience foreign currency gains and losses.    We conduct a certain number of transactions in currencies other than the U.S. Dollar. Changes in the value of foreign currencies relative to the U.S. Dollar can significantly affect revenues and our operating results.

We may lose key employees or may be unable to hire enough qualified employees.    We rely on the continued service of our senior management, including our Chief Executive Officer and founder, members of our executive team and other key employees and the hiring of new qualified employees. In the technology industry, there is substantial and continuous competition for highly skilled business, product development, technical, training and other personnel.  We may also experience increased compensation costs that are not offset by either improved productivity or higher sales. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel. With rare exceptions, we do not have long-term employment or non-competition agreements with our employees. Members of our senior management team may leave for a variety of reasons, and we cannot assure you that there will not be additional departures, which may be disruptive to our operations. We continually focus on improving our cost structure by hiring personnel in countries where advanced technical expertise is available at lower costs. When we make adjustments to our workforce, we may incur expenses associated with workforce reductions that delay the benefit of a more efficient workforce structure. We may also experience increased competition for employees in these countries as the trend toward globalization continues, which may affect our employee retention efforts and increase our expenses in an effort to offer a competitive compensation program. Our compensation program includes grants of restricted stock, which is an important tool in attracting and retaining employees in our industry. If our stock price performs poorly, it may adversely affect our ability to retain or attract employees. In addition, because we expense all stock-based compensation, we may in the future change our stock-based and other compensation practices. Some of the changes we consider from time to time include a reduction in the number of employees granted stock, a reduction in the number of shares granted per employee and a change to alternative forms of stock-based compensation. Any changes in our compensation practices or changes made by competitors could affect our ability to retain and motivate existing personnel and recruit new personnel.

Our sales to government clients subject us to risks including early termination, audits, investigations, sanctions and penalties.    We derive revenues from contracts with some state and local governments and other agencies, that may terminate at any time, without cause. There is increased pressure for governments and their agencies, to reduce spending. Our contracts at the state and local levels are subject to government funding authorizations. Additionally, government contracts are generally subject to audits and investigations which could result in various civil and criminal penalties and administrative sanctions, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

We may need to change our pricing models to compete successfully.    The intense competition we face in the sales of our products and services and general economic and business conditions can put pressure on us to change our prices. If our competitors offer deep discounts on certain products or services or develop products that the marketplace considers more valuable, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes may reduce margins and could adversely affect operating results. Our software license updates and product support fees and hardware systems support fees are generally priced as a percentage of our net new software license fees and net new hardware systems products fees, respectively. Our competitors may offer lower pricing on their support offerings, which could put pressure on us to further discount our new license prices.

Any broad-based change to our prices and pricing policies could cause our revenues to decline or be delayed as our sales force implements and our customers adjust to the new pricing policies. Some of our competitors may bundle products for promotional purposes or as a long-term pricing strategy or provide guarantees of prices and product implementations. These practices could, over time, significantly constrain the prices that we can charge for certain of our products. If we do not adapt our pricing models to reflect changes in customer use of our products or changes in customer demand, our revenues could decrease.

We might experience significant errors or security flaws in our software products and services.   Despite testing prior to their release, software products frequently contain errors or security flaws, especially when first introduced or when new versions are released. The detection and correction of any security flaws can be time consuming and costly. Errors in our software products could affect the ability of our products to work with other hardware or software products, could delay the development or release of new products or new versions of products and could adversely affect market acceptance of our products. If we experience errors or delays in releasing new software products or new versions of software products, we could lose revenues. End users, who rely on our software products and services for applications that are critical to their businesses, may have a greater sensitivity to product errors and security vulnerabilities than customers for software products generally. Software product errors and security flaws in our products or services could expose us to product liability, performance and/or warranty claims as well as harm our reputation, which could impact our future sales of products and services. In addition, we may be legally required to publicly report security breaches of our services, which could adversely impact future business prospects for those services.

We may not receive significant revenues from our current research and development efforts for several years, if at all.    Developing software and hardware products is expensive, and the investment in product development often involves a long return on investment cycle. We have made and expect to continue to make investments in research and development and related product opportunities. Accelerated product introductions and short product life cycles require material levels of expenditures for research and development that could adversely affect our operating results if not offset by revenue increases. We believe that we must continue to dedicate a material amount of resources to our research and development efforts to maintain our competitive position. It is possible that we may not receive significant revenues from these investments for several years, if at all.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.  Our consolidated financial statements as of December 31, 2010 have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firm issued a report included in this annual report that includes an explanatory paragraph expressing doubt regarding our ability to continue as a going concern without the availability of additional capital.  Our ability to continue as a going concern is dependent on our ability to grow revenue from new and existing customers, attain further operating efficiencies, and ultimately, achieve profitable operations. If any or all of those objectives are delayed, we may find it necessary to obtain additional equity or debt financing that may not be available on terms acceptable to the Company, if at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We may not be able, in the near term, to increase the Company’s stock price above current levels.  The Company’s stock price has traded at or below one penny for an extended period of time and therefore can be considered a “penny stock”. Traditionally, penny stocks are low-priced shares of small companies.  Penny stocks may trade infrequently – which means that it may be difficult to sell penny stock shares if you own them due to a perceived lack of liquidity or other risk associated with the company issuing them. While penny stocks generally trade over-the-counter, they may also trade on U.S. securities exchanges, facilities of U.S. exchanges, or foreign exchanges. It may be difficult to find quotations for penny stocks, because national exchanges may either de-list the companies they represent or may not provide timely records of trading activity.  It is likely that the Company’s stock price will experience significant fluctuations, as measured in percentage terms and investors in the Company’s stock should be prepared for the possibility that they may lose their entire investment.

Item 1B.  Unreserved Staff Comments

None.

Item 2.  Properties

Our corporate headquarters are located in Reston, Virginia, where we lease approximately 1,850 square feet of space for our corporate headquarters, general administrative functions, and sales and marketing efforts. In November 2010, we entered into an eight (8) year sub-lease agreement with an initial monthly cost of approximately $4,500 and annual rent escalations on the anniversary date of each subsequent year.  We believe our existing facilities are adequate for our current needs and suitable additional or substitute space will be available as needed to accommodate expansion of our operations.

Item 3. Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item 4. (Removed and Reserved).

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Currently, the common stock of our company is quoted on the inter-dealer quotation system operated by the OTC Market Group, Inc. under the symbol “SANT”. The table below sets forth, for the periods indicated, the high and low prices for our common stock, as reported by the OTC Market Group. These quotations as reported by the OTC Market Group reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Period		High	Low
2010	First Quarter	$.034	$.013
	Second Quarter	$.023	$.009
	Third Quarter	$.011	$.003
	Fourth Quarter	$.015	$.004
2009	First Quarter	$.200	$.040
	Second Quarter	$.090	$.015
	Third Quarter	$.060	$.015
	Fourth Quarter	$.090	$.021

You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On December 31, 2010, the number of record holders of our common stock, excluding nominees and brokers, was 213. There were 207,889,126 shares of common stock issued and outstanding (physically certificated) as of December 31, 2010.

These figures cited above represent the number of shares that were issued and outstanding as per the records of the Company’s transfer agent; however, there were additional shares approved for issuance by the Company’s Board in 2010 and 2009 for compensation or services provided or sold for cash or issued for acquisitions that are not included in the figures above due to an administrative delay in having the shares physically certificated which the Company accounted for as outstanding for the weighted average number of shares outstanding and earnings (loss) per shares computation purposes.

For the year ended 2010, there was an additional 223,412,420 shares of common stock to be issued that were not physically certificated until after 2010 due to an administrative delay, that are not included above bringing the total number of shares to be considered for the weighted average number of shares outstanding and earnings (loss) per share computation purposes to 431,301,546 shares.

Dividends

We have never paid cash dividends on our common stock. For the foreseeable future, we intend to re-invest into the Company any future earnings.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Individual Compensation Arrangements	--	--	--

Recent Issuances of Unregistered Securities

Subsequent to December 31, 2010 and through December 31, 2011, the Company’s Board authorized for issuance common shares for the following reasons:

1.	34,587,302 shares of common stock were issued for cash during the period from January to May 2011 to certain investors for $205,000 in cash.

2.	7,142,813 shares of common stock were issued for the period from July to December 2011 to the Company's Acting Chief Financial Officer pursuant to a consulting agreement and were valued at $68,119.

3.	2,500,000 shares of common stock were issued in December 2011 to a certain senior employee, but not officer, of the Company pursuant to a employment agreement and were valued at $25,000.

4.
1,250,000 shares of common stock were issued in December 2011 to a certain individual as payment of interest expense in lieu of cash pursuant to a short-term loan agreement between the Company and the lender, which shares are valued at $1,250.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  These shares were not physically certificated until after 2011; however, these shares will be included in the 2011 weighted average number of shares outstanding and earnings (loss) per share calculations as they are considered outstanding.

Warrants Outstanding

    The Company had 1,731,618 warrants outstanding as of December 31, 2009; of this amount, 500,000 were exercised in March 2010, and the remaining unexercised warrants expired prior to the closing of the Merger Transaction. For the year ended December 31, 2010, there were no warrants outstanding.

Item 6.  Selected Financial Data

    Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

•  Recent Developments

•  Results of Operations—an analysis of the Company’s consolidated results of operations, for the two years presented in the consolidated financial statements

•  Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources

•  Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•  Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•  New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards relevant

Recent Developments

In May 2010, ubroadcast acquired a significant majority (99.2%) of the issued and outstanding capital stock of Santeon, Inc. (“Santeon”) in exchange for an aggregate amount of one hundred twenty-seven million eighteen thousand seven hundred thirty five shares (127,018,735) of ubroadcast common stock (the “Merger Transaction”). Prior to the Merger Transaction, Santeon was a privately held company specializing in the development of software products and offers software services including software development outsourcing services and solutions across industries.  The Merger Transaction was structured as a transaction in which Santeon would merge into a wholly owned subsidiary of ubroadcast and as a result of the Merger Transaction Santeon would become a wholly owned subsidiary of ubroadcast.  Pursuant to the terms of the Merger Transaction, the Company’s board of directors was reconstituted and Santeon was granted the right to appoint three members to the Board of Directors while ubroadcast maintained two board seats. In May 2010 and concurrent with the Merger Transaction, ubroadcast changed its name from ubroadcast, Inc. to Santeon Group, Inc. (“SGI” or the “Company”) and the common stock symbol was changed from “UBCI” to “SANT”.

At the closing of the Merger Transaction on May 12, 2010, a majority of the shares of Santeon (99.2%) were delivered to Santeon Group, Inc., or SGI, formerly known as ubroadcast and 127,018,735 shares of SGI were issued to Santeon’s participating shareholders.  However, the certificate of merger that should have been filed to effect the merger of Santeon into SGI as a majority-owned (99.2%) subsidiary was not finalized nor filed with the Delaware Secretary of State in a timely manner.  This unintentional administrative oversight was discovered only very recently.  Nevertheless, since the Merger Transaction date and until now, Santeon has been operating and functioning, both administratively and financially, as a majority owned subsidiary of SGI.  Further, since the Merger Transaction date, SGI has been the majority (99.2%) owner of the shares of Santeon that were surrendered as part of the Merger Transaction.

The current management of SGI has now filed the certificate of merger with the Delaware Secretary of State with an effective date of March 23, 2012 to complete the administrative procedures required for the Merger Transaction.  Although this important and necessary filing was overlooked by previous management of SGI due to an administrative oversight, there has been no operational, financial or practical effect of this unintentional omission as SGI, by holding a majority (99.2%) of the shares of Santeon, has operated as if Santeon had fully and officially merged into its subsidiary on May 12, 2010.  Despite the effective date of the certificate of merger (March 23, 2012), for accounting and operational purposes, Company management has accounted for the Merger Transaction as if it was fully consummated with an effective date of May 12, 2010 as originally intended.

The Merger Transaction has been accounted for as a reverse acquisition of SGI, formerly known as ubroadcast, by Santeon but in substance as a capital transaction, rather than a business combination, since SGI had nominal operations and assets prior to and as of the closing of the Merger Transaction.  The former stockholders of Santeon represent a significant constituency of the Company’s voting power as a result of the Merger Transaction and Santeon’s management has assumed operational, financial and governance control.  The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets has been recorded. For accounting purposes, Santeon is treated as the surviving entity and accounting acquirer although SGI was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Santeon, Inc.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Results of Operations

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

The following table set forth key components of the Company’s results of operations for the years ended December 31, 2010 and 2009, respectively.

	2010	2009

Revenues	$1,274,505	$1,200,710
Cost of Revenues	628,937	160,454

Gross Profit	$645,568	$1,040,256

Total operating expenses	1,480,711	728,422

Income from operations	$(835,143)	$311,834

Other income & expenses	10,000	-
Foreign currency translation adjustment	416	3,493

Income before tax	$(824,727)	$315,327
Income tax (benefit) expense	(124,734)	124,734

Net (Loss) Income	$(699,993)	$190,593

Revenues

During the year ended December 31, 2010, we generated a total of $1,274,505 in revenues compared to $1,200,710 for the year ended December 31, 2009.  Although the overall change was modest, there were material changes in certain revenue streams. We recognized $211,319 of new Agile revenue resulting from X2A, $115,415 of higher software support and maintenance revenues, $85,597 in higher eBN royalty payments and $23,300 additional consulting revenue, offset by ($361,836) lower revenue from software development and other revenues.

Cost of Goods Sold

Cost of goods sold (“COGS”) for the year ended December 31, 2010 was $628,937 compared to $160,454 for the year ended December 31, 2009.  The year over year increase of $468,483 includes $114,672 of depreciation and amortization expense related to software acquired as part of the Merger Transaction and amortization of capitalized labor costs related to software development.  In addition, there was $208,466 of increased costs related to the provision of software for resale to customers and $145,345 of expenses related to the provision of Agile training services.

Expenses

Overall operating expenses for the year ended December 31, 2010 were $1,480,711 compared to $728,422 for the year ended December 31, 2009.  Of the $752,289 increase on a year over year basis, $361,224 is due to higher compensation expenses related to the addition of employees at the corporate level as well as hiring of new employees to support growth in the eBN business; $243,667 is related to an impairment expense for software and software under development that is charged to the operating results; $89,221 of professional fees arising from public company compliance expenses; $23,937 of increased travel and entertainment expenses; $12,966 increase in insurance and benefit-related expenses; $11,372 of increased rent due to the addition of new facilities resulting from the mergers; and a net increase of $9,900 in other administrative expense areas.

Asset Impairment

The Company performed an asset impairment test on the Merger Transaction date on the software acquired in connection with the Merger Transaction, which was recorded at the then fair value as of the Merger Transaction date, and on December 31, 2010 on the acquired software and software under development. It was determined that the carrying value exceeded the fair value of the assets by $243,667. Accordingly, the Company recorded an impairment charge of $243,667 to its operating results for the year ended December 2010.

Net (Loss) Income

The Company had a net loss of $699,993 for the year ended December 31, 2010, compared to net income of $190,593 for the year ended December 31, 2009.  Included in the years ended 2010 and 2009 were foreign currency transaction gains of $416 and $3,493, respectively, an income tax benefit of $124,734 in 2010 and income tax expense of $124,734 in 2009.  In addition, in the first quarter 2010, the Company realized a gain on the forgiveness of debt of $10,000 due to the reduction from $75,000 to $65,000 of an outstanding loan payable to a certain third party.

Liquidity and Capital Resources

Financial Condition

Net cash provided by operating activities were $105,480 and $524,397 for the years ended December 31, 2010 and 2009, respectively.  The decrease in net cash provided by operating activities during the year ended December 31, 2010 is primarily due to the increase in operating expenses from additional headcount at the corporate and business unit level, higher marketing expenses and professional expenses related to being a public company.

Net cash used in investing activities were $363,631 and $448,486 for the years ended December 31, 2010 and 2009, respectively.  The decrease in net cash used in investing activities during the year ended December 31, 2010 is due to a reduction in capitalized labor for software development costs and lower purchases of fixed assets.

Net cash provided by (used in) financing activities increased by $215,000 for the year ended December 31, 2010 as compared to the prior year ended December 31, 2009 due to funds raised from the issuance of common stock for cash totaling $276,000 partially off-set by $68,500 used for repayment of notes payable during the year ended December 31, 2010.

In 2010, the Company incurred $398,500 in non-recurring expenses related to employee compensation and an asset impairment charge of $243,667 to the net carrying value of acquired assets resulting in a net loss of $699,993 for the full year. The increased compensation expenses and other new expenses related to becoming a public company put a financial strain on the Company’s cash resources, necessitating the practice of paying certain salaries and vendor invoices utilizing Company common stock in lieu of cash and issuing, at market prices, equity for cash to new and existing investors. Subsequent to December 31, 2010, the Company does not intend to continue the practice of issuing equity in lieu of cash for operating expenses, although it reserves the right to do so in certain circumstances if it is strategically or financially advantageous.

The non-recurring expenses described above are not expected to impact the financial results of 2011 and beyond as the Company has terminated the employment of redundant senior personnel and appropriately valued as of December 31, 2010 the assets acquired in connection with the Merger Transaction completed on May 12, 2010.

In 2010, the Company generated a net loss of $699,993, mainly due to substantial year over year increases in compensation and other expenses resulting from being a public traded company and as a result of the Merger Transaction as more fully described above, as compared to 2009 where the Company generated net income of $190,593. As of December 31, 2010 and 2009, the Company had working capital deficits (Current Liabilities exceeded Current Assets) of $548,786 and $528,579, respectively.  The Company had accumulated deficits of $1,205,083 and $505,090 as of December 31, 2010 and 2009, respectively. While there is no assurance that the Company will generate sufficient net income in subsequent years such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

Our Capital Needs

We believe that we will be able to sustain and potentially increase our current level of operations for the next twelve months. We also anticipate that our relatively low level of capital needs will be met through cash generated from operations; however, to achieve our business objectives, we may require additional funding through the bank loans, the sale of shares for cash and other fund-raising methods. To date, we have not received a commitment for capital in any amount and we cannot assure you that we will be able to obtain any capital.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As presented in the accompanying consolidated financial statements, the Company incurred a net loss of $699,993 for the year ended December 31, 2010, an accumulated deficit of $1,205,083 and was in a negative working capital position (current liabilities exceeded current assets) of $548,786 as of December 31, 2010, respectively.

The Company’s ability to continue operations is dependent upon management’s ability to develop and achieve profitable operations and/or upon securing additional financing to carry out its planned business objectives. The Company intends to fund its business development, acquisition endeavors and operations first through internally generated cash flow from existing operations and secondarily through equity and/or debt financing arrangements.

The Company has undertaken steps to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  However, there can be no assurance that the Company can successfully accomplish these steps and/or its business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management’s Plans Relating to Future Liquidity

As of December 31, 2010 and 2009, the Company had $27,353 and $78,004, respectively, in cash and cash equivalents.  In order to achieve its growth objectives, the Company will need additional sources of capital to fund working capital and capital investments. To achieve this the Company intends to seek alternate methods of financing including bank loans, bank lines of credit, accounts receivable factoring facilities and other available fund-raising methods to enhance its working capital position. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so on satisfactory terms and conditions, if at all.  There can be no assurance that efforts to raise adequate capital will be successful nor any assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful in obtaining additional funding, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital Expenditures

During 2010, we made capital expenditures in the amount of $363,631, compared to $448,486 during 2009.  Most of the Company’s capital program is related to the capitalization of labor associated with software development. The depreciation expense related to this capitalized labor is recorded as Cost of Goods Sold in the consolidated statement of operations.

The Company may make additional capital expenditures if it has access to additional capital; however, we cannot predict the exact amount of these potential expenditures at this time.

Off-Balance Sheet Arrangements

The Company does not have any off balance sheet or other arrangements other than the operating leases disclosed above that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Critical Accounting Policies and Estimates

Significant Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our consolidated financial condition and results of operations, we view certain of these policies as critical.  Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably possible could materially impact the consolidated financial statements. Management believes the following critical accounting policies reflect the significant estimates and assumptions used in the preparation of the Consolidated Financial Statements.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing 605-25 on our consolidated financial position and results of operations was not significant.

 The Company’s sources of revenues include: (1) customized software development, which includes software systems support revenues and are recognized when completed and invoiced to the customer; (2) fees from Agile training services, which includes the revenue for training classes that range in duration from 1 to 3 days, which are recognized immediately after the completion of the training class and deemed to be earned; (3) software license fees, which includes sales of licenses to use or re-sell pre-existing software, including client consulting, either on a fixed fee or a per end-user fee arrangement and are recognized over the term that the license for use is granted to the customer (one month, one year, etc.).

Stock-Based Compensation

We account for stock, stock options and warrants using the fair value method promulgated by Accounting Standards Codification subtopic 480-10, Distinguishing Liabilities from Equity (“ASC 480-10”) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Therefore, our results include non-cash compensation expense as a result of the issuance of stock, stock options and warrants and we expect to record additional non-cash compensation expense in the future. We follow Accounting Standards Codification subtopic 718-10, Compensation (“ASC 718-10”) which requires that all share-based payments to both employees and non-employees be recognized in the income statement based on their fair values.

The Company does not have any employee stock option or employee stock purchase plans as of December 31, 2010 and 2009.

Impairment of Long-Lived Assets

We follow ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. We evaluate the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs. Impairment charges of $243,667 and $0 were recognized for the years ended December 31, 2010 and 2009, respectively.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

Newly Issued Accounting Standards

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010.  The provisions of this guidance have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. The provisions of this guidance have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. We do not expect this portion of the standard to have any impact on our consolidated financial statements.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not have any escrowed shares held at this time. As such, we do not believe this pronouncement will have any material impact on our consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. The provisions of this guidance have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their effect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred to common stock holders. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

The required financial statements appear at the end of the Annual Report on Form 10-K, beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On February 24, 2011, we engaged RBSM LLP as our new independent auditor, to audit our financial statements for the years ended December 31, 2009 and 2010, and succeeding years. The decision to change auditors was approved by the board of directors on March 9, 2011. On March 21, 2011, we dismissed Swalm & Associates, P.C. as our independent auditor. At the time of the dismissal, there was no disagreement with respect to any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2010 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2010.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of the financial statements of the Company in accordance with U.S. generally accepted accounting principles, or GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and professional accounting consultants.  As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. Accordingly, we have determined that these control deficiencies as described above together constitute a material weakness.

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2010 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2010 are fairly stated, in all material respects, in accordance with US GAAP.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm.

 Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Acting Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended December 31, 2010, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

In connection with the Merger Transaction completed on May 12, 2010, the Company’s board of directors was reconstituted and Santeon was granted the right to appoint three members to the Board of Directors while ubroadcast maintained two board seats. All of the current directors, except for Mr. Hay were directors of Santeon immediately prior to the Merger Transaction.

Directors and Officers

The following table sets forth the officers and directors of Santeon Group, Inc. as of December 31, 2010.

Name	Age	Position
Dr. Ashraf M. Rofail	45	Chairman of the Board and Chief Executive Officer
Dr. Ahmed Sidky	31	Executive Vice President and Director
Mr. Doug Hay (1)	52	Chief Operating Officer and Director
Mr. Ashraf Yacoub	45	Independent Director

(1) On December 30, 2010, Mr. Hay resigned as both officer and director of Santeon Group, Inc.

Dr. Ashraf M. Rofail, Chairman and Chief Executive Officer
Ash has been our Chairman and Chief Executive Officer since May 2010.  Ash has a broad executive background leading technology, strategy and overall management for corporations from 1990 to 2000. Ash served as Chief Technology Officer for User Technology Associates, a software consultancy company with over 1,000 employees. Ash was responsible for setting technology strategy and technical leadership. Ash has provided strategic technical vision for several successful and innovative products as Chief Architect for Best Software (acquired by Sage), Product Architect for Solomon/Great Plains (acquired by Microsoft), and State of the Art Software (acquired by Sage). Ash is a thought leader in enterprise software as a member of Microsoft's Visual Basic advisory board since 1997; patent holder for artificial intelligence technology; author of six software engineering books on topics such as XML, .NET, COM/DCOM, building n-Tier Applications and Service Oriented Architectures; and Adjunct Professor at the Johns Hopkins University School of Business. Ash holds a PhD Artificial Intelligence and MS Computer Science. We took into account his prior experience in operating in the leading technology, strategy and overall management for corporations and believe Mr. Rofail’s past experience in these fields gives him the qualifications and skill to serve as a Chairman of Board of Director and Chief Executive Officer.

Dr. Ahmed Sidky, Executive Vice President and Director
Dr. Sidky has been an Executive Vice President and Director since May 2010.  Along with many years of experience in software development, Ahmed Sidky has a Ph.D. from Virginia Tech in value-based process frameworks for effective agile adoption. Ahmed’s work has gained popularity and respect in the agile community as a pragmatic approach for organizations of all sizes attempting to adopt agile. Ahmed is frequently referred to as, Dr. Agile, on account of developing a free online agile readiness assessment tool named Doctor Agile (www.doctoragile.com). He is a frequent speaker at numerous national and international agile conferences as well as the co-author of a new book on practical agile adoption titled Becoming Agile. Prior to joining the Company, Dr Sidky was a principal owner of X2A LLC from 2008 to 2010.  We took into account his prior experience in software development and believe Mr. Sidky’s past experience in the field gives him the qualifications and skill to serve as an Executive Vice President and Director.

Mr. Doug Hay, Chief Operating Officer and Director
       Mr. Douglas Hay was appointed President and COO in May 2010, and comes to the position with over 30 years experience developing and growing brand identity, and nurturing companies with circumspect guidance from startup to established status, and was (is):
•	Co-Founder and COO of Shopping.com (later acquired by Compaq for $280M cash)
•	VP Marketing and Director at Lucky Stores/Northern Automotive, an 875-store, $900M revenue retail company
•	Founder and CEO of 2HQ.com/Web Order, a privately owned computer software and electronic retailing outfit based in Phoenix, AZ
•	President and COO at NRG Resources, a green/alternative energy company located in California
•	COO and active Principal at ABV Group, a North American consortium based in California which funds or acquires, and then grows, retail and manufacturing companies
•	Board of Directors Member at Phoenix Technology Centers, Performers Supply Inc. and IDT Media Group
•	Consultant for multiple leading retail and consumer operations, providing expertise in corporate structure, finance, marketing, merchandising and operations

(1) On December 30, 2010, Mr. Hay resigned as both officer and director of Santeon Group, Inc.

Mr. Ashraf Yacoub, Independent Director and Chairman of the Audit and Compensation Committees
Mr. Yacoub currently serves as an independent member of the board of directors since May 2010. He is chairman of both the audit and compensation committees of the board. Mr. Yacoub is a regional manager in the mortgage finance business for RBC Royal Bank in Toronto, Canada, a position he has held since 2008. He has more than 20 years experience in complex mortgage and real estate finance. Mr. Yacoub won the Leo Award at RBC and the Partnership Excellence Award at TD Bank as a result of his outstanding performance and contributions to the success of both organizations.  Mr. Yacoub’s financial expertise and qualifications stem from his experience in real estate finance and his academic credentials; he is considered a financial expert. Mr. Yacoub has a bachelor’s degree in Economics and Business from York University in Canada.  The Company took into account his prior experience in complex financing and believe Mr. Yacoub’s past experience in the field gives him the qualifications and skill to serve as a director.

Board of Directors

The Company’s board took action by unanimous written consent in lieu of a meeting on thirteen occasions.

Audit Committee

The audit committee is composed of Mr. Ashraf Yacoub, who currently serves as its Chairman.

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

During 2010, the Audit Committee did not meet nor did it take action by written consent.

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

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of Santeon Group, Inc. at any time during the years ended December 31, 2010 and 2009, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2010 and 2009. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2010 and 2009.

Summary Compensation Table

			Bonus	Equity Compensation ($)				Fringe
		Salary ($)	($)	RSU's	Options	Other (3)	Sub-total	Benefits ($)	Total ($)

Dr. Ahraf M. Rofail	2010	$127,076	$-	$-	$-	$30,000	$30,000	$13,200	$170,276
	2009	242,824	-	-	-	-	-	12,600	255,424

Dr. Ahmed Sidky	2010	90,000	-	-	-	30,000	30,000	7,700	127,700
	2009	-	-	-	-	-	-	-	-

Doug Hay (1)	2010	-	-	-	-	120,000	120,000	-	120,000
	2009	-		-	-	-	-	-	-

John Castiglione (2)	2010	250	-	-	-	78,750	78,750	-	79,000
	2009	-	-	-	-	-	-	-	-

Jason Sunstein (2)	2010	7,500	-	-	-	75,000	75,000	-	82,500
	2009	-	-	-	-	-	-	-	-

(1)	On December 30, 2010, Mr. Hay resigned as both officer and director of Santeon Group, Inc.
(2)	Effective October 1, 2010, both Messrs. Castiglione and Sunstein ceased to be officers and directors of Santeon Group, Inc.
(3)	Other Equity Compensation represents salary paid to officers in the form of common shares of Company stock in lieu of cash.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

On the closing date of the Merger Transaction, the Company entered into employment agreements with each of Ashraf M. Rofail, Ahmed Sidky, David Loflin, Marc Lord and Douglas Hay. Set forth below is a summary of the general terms and conditions the employment agreements:

•	Initial term of three (3) years, with automatic three (3) year renewal periods unless previously terminated or notice is provided 90 days in advance;
•	Initially base salary of $180,000 annually beginning on the date on which the merger closed;
•	Reimbursement for the use of a mobile phone;
•	A car allowance;
•	Health insurance benefits for employee and family;
•	Eligibility for equity compensation plans as afforded to other executives of the Company.

Each employment agreement also provides that the named officer cannot, directly or indirectly, in any capacity, provide services to any person or entity that competes with the Company, unless he obtains the Company's prior written consent for a period of 12 months following his termination.

Further, the Company agreed not to terminate the named officer except for “just cause”. For purposes of the employment agreement, “just cause” means (1) the willful failure or refusal of the officer to implement or follow the written policies or directions of the Company’s Board of Directors, provided that the officer’s failure or refusal is not based upon the officer’s belief in good faith, as expressed to the Company in writing, that the implementation thereof would be unlawful; (2) conduct which is inconsistent with the officer’s position with Company and which results in a material adverse effect (financial or otherwise) or misappropriation of assets of Company; (3) conduct which violates the provisions contained in the existing Confidentiality Agreement or the Non-Competition Agreement between Company and the officer; (4) the intentional causing of material damage to Company’s physical property; and (5) any act involving personal dishonesty or criminal conduct against Company.

In the event the officer is terminated by the Company without “just cause” (as such term is defined under the employment agreement), the officer will be entitled to full compensation as indicated in the employment agreement. If the officer should cease his employment hereunder voluntarily for any reason, or is terminated for just cause, all future compensation and benefits payable to the officer shall thereupon, without any further writing or act, cease, lapse and be terminated. However, all salary and reimbursements which accrued prior to the officer’s ceasing employment or termination will become immediately due and payable and shall be payable to the officer.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2010, for each named executive officer.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Options Exercise Price ($)	Equity Incentives Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dr. Ahraf M. Rofail	2010	-	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-	-

Dr. Ahmed Sidky	2010	-	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-	-

Doug Hay (1)	2010	-	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-	-

John Castiglione (2)	2010	-	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-	-

Jason Sunstein (2)	2010	-	-	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-	-	-

(1)	On December 30, 2010, Mr. Hay resigned as both officer and director of Santeon Group, Inc.
(2)	Effective October 1, 2010, both Messrs. Castiglione and Sunstein ceased to be officers and directors of Santeon Group, Inc.

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2010 and 2009.

		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

CURRENT DIRECTORS
Dr. Ahraf M. Rofail	2010	$-	$-	$-	$-	$-	$-	$-
	2009	-	-	-	-	-	-	-

Dr. Ahmed Sidky	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-

Doug Hay (1)	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-

Ashraf Yacoub	2010	-	-	-	-	-	-	-

FORMER DIRECTORS
John Castiglione (2)	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-

Jason Sunstein (2)	2010	-	-	-	-	-	-	-
	2009	-	-	-	-	-	-	-

(1)	On December 30, 2010, Mr. Hay resigned as both officer and director of Santeon Group, Inc.
(2)	Effective October 1, 2010, both Messrs. Castiglione and Sunstein ceased to be officers and directors of Santeon Group, Inc.

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

All percentages in the following table are based on a total of 431,301,546 shares of common stock outstanding (including 223,412,420 shares of common stock to be issued that were not physically certificated until after 2010 due to an administrative delay but are considered as outstanding as of December 31, 2010 for the weighted average number of shares outstanding and earnings (loss) per share computations).  Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Santeon Group, Inc. 11720 Plaza America Drive, Suite 150, Reston, VA 20190.

			% of Total
Name of Beneficial Owner	Position	Shares Owned	Outstanding

Ashraf M. Rofail	Chairman & CEO	131,308,210	30.4%
John Castiglione	Former officer and director	58,933,414	13.7%
Jason Sunstein	Former officer and director	53,308,188	12.4%
David Loflin	Former officer	21,930,122	5.1%
Douglas Hay	Former officer and director	20,004,842	4.6%
Ahmed Sidky	Officer and director	10,789,474	2.5%
Ashraf Yacoub	Director	-	0.0%

All directors, executive officers and control persons as a group		296,274,250	68.7%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

        Please see Item 10 of this Form 10-K for the information required under this Item.

Item 14.  Principal Accounting Fees and Services

RBSM, LLP began serving as the Company’s independent auditor on March 9, 2011, the date of approval by the Company’s board of directors.  RBSM has not incurred and billed the Company for professional services during the years ended December 31, 2010 and 2009 in connection with their audits of our December 31, 2010 and 2009 consolidated financial statements as the work commenced after December 31, 2010.

The following table sets forth fees billed to us by our auditors during the fiscal year ended December 31, 2010, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

For the year ended December 31, 2010, the Company’s former independent registered auditor was Swalm & Associates, P.C.; thus, the fees presented below reflect the fees charged to the Company by this firm.

	Year Ended December 31, 2010	Year Ended December 31, 2009

Audit Fees (1)	$28,725	-

Audit Related (2)	-	-

Tax (3)	5,000	-

All Other Fees (4)	10,113	-

	$43,838	$0

(1) Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

1.	Financial Statements

–	Report of Independent Registered Public Accounting Firm
–	Consolidated Balance Sheets as of December 31, 2010 and 2009
–	Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009
–	Consolidated Statements of Stockholders’ (Deficit) Equity for the Years Ended December 31, 2010 and 2009
–	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
–	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Exhibit Title
2.1	Plan and Agreement of Merger. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
3.1	Certificate of Incorporation. (Incorporated by reference to our Current Report on Form 8-K filed on September 30, 2003)
3.2	Bylaws. (Incorporated by reference to our Current Report on Form 8-K filed on September 30, 2003)
10.1	Second Amended and Restated Employment Agreement between Registrant and John L. Castiglione. (Incorporated by reference to our Annul Report on Form 10-K filed on April 15, 2010)
10.1 (a)	Independent Consulting agreement between Registrant and John L. Castiglione dated October 7, 2010 (Incorporated by reference to our Annul Report on Form 10-K filed on April 15, 2010)
10.1 (b)	Resignation of John L. Castiglione dated September 1, 2010 as Member of the Board of Directors. (Incorporated by reference to our Annul Report on Form 10-K filed on April 15, 2010)
10.2	Second Amended and Restated Employment Agreement between Registrant and Jason Sunstein. (Incorporated by reference to our Annul Report on Form 10-K filed on April 15, 2010)
10.3	Amended and Restated Employment Agreement between Registrant and David Loflin.
10.4	Employment Agreement between Registrant and Ahmed Sidky. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.5	Employment Agreement between Registrant and Ashraf M. Rofail. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.6	Third Amended and Restated Employment Agreement dated August 28, 2009, by and between Registrant and David Loflin. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.7	Employment Agreement between Registrant and Marc Lord. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.10	Employment Agreement between Registrant and Douglas Hay. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on March 26, 2012, on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP, INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on March 26, 2012, by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ Dr. Ashraf M. Rofail
Chairman of the Board and CEO (principal executive officer)

/s/ Mark Guirgis
Acting Chief Financial Officer and Principal Accounting Officer

/s/ Ahmed Sidky
Execuitve Vice President and Director

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

SANTEON GROUP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Santeon Group, Inc.

We have audited the accompanying consolidated balance sheets of Santeon Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, changes in stockholders (deficit) equity and cash flows for each of the two years in the period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of Santeon Group, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the accompanying consolidated financial statements, the Company has suffered loss from operations and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
March 26, 2012

SANTEON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS
Current assets:
Cash	$27,353	$78,004
Accounts receivable	41,101	19,552
Other current assets	8,783	-
Total current assets	77,237	97,556

Property and equipment, net	11,179	8,418
Software and software under development, net	524,553	411,100
Total property, equipment and software, net	535,732	419,518

Total Assets	$612,969	$517,074

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$313,023	$109,901
Deferred income tax liabilities	-	124,734
Notes payable - related party	65,000	75,000
Notes payable	248,000	316,500
Total current liabilities	626,023	626,135

Stockholders' (deficit) equity:
Common stock, par value $0.001, 700,000,000 shares authorized, 207,889,126 and 183,189,126 shares issued and outstanding as of December 31, 2010 and 2009, respectively	207,889	183,189
Common stock to be issued	285,542	212,840
Additional paid in capital	698,598	-
Accumulated deficit	(1,205,083)	(505,090)
Total stockholders' (deficit) equity	(13,054)	(109,061)

Total Liabilities and Stockholders' (Deficit) Equity	$612,969	$517,074

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	December 31,	December 31,
	2010	2009

Revenue	$1,274,505	$1,200,710
Costs of Revenue	628,937	160,454

Gross profit	645,568	1,040,256

Operating Expenses:
Compensation expense	747,252	386,028
Selling, general and administration	487,022	324,418
Software impairment expenses	243,667	-
Depreciation and amortization	2,770	17,976
Total operating expenses	1,480,711	728,422

(Loss) Income from operations	(835,143)	311,834

Other income:
Gain on forgiveness of debt	10,000	-
Gain from foreign currency transactions	416	3,493
Total other income	10,416	3,493

(Loss) income before provision for income taxes	(824,727)	315,327

Income tax (benefit) expense	(124,734)	124,734

Net (loss) income	$(699,993)	$190,593

Net (loss) income per common share, basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding, basic and diluted	328,843,347	127,621,766

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common stock		Common Stock to be Issued		Additional Paid in	Accumulated	Total Shareholders' Equity
	Shares	Par Value	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2009 as adjusted for recapitalization	183,189,126	$183,189	18,281,111	$212,840	$-	$(695,683)	$(299,654)

Net income	-	-	-	-	-	190,593	190,593

Balance at December 31, 2009	183,189,126	183,189	18,281,111	212,840	-	(505,090)	(109,061)

Common stock to be issued to Santeon, Inc.'s shareholders in connection with the reverse acquisition on May 12, 2010	-	-	127,018,735	12,702	(12,702)	-	-
Common stock sold for cash	24,700,000	24,700	3,900,000	29,000	222,300	-	276,000
Stock-based compensation	-	-	-	-	489,000	-	489,000
Common stock issued for services	-	-	3,899,840	31,000	-	-	31,000
Net loss	-	-	-	-	-	(699,993)	(699,993)

Balance at December 31, 2010	207,889,126	$207,889	153,099,686	$285,542	$698,598	$(1,205,083)	$(13,054)

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Year ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(699,993)	$190,593
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	390,445	47,437
Gain on forgiveness of debt	(10,000)	-
Common stock issued for compensation and consulting services	489,000	-
Common stock issued for services rendered	31,000	-
Changes in operating assets and liabilities:
Accounts receivable	(16,746)	(19,552)
Other current assets	(8,783)	-
Accounts payable and other payable	23,713	151,163
Accrued interest payable	31,578	30,022
Accrued taxes payable	(124,734)	124,734
Net cash provided by operating activities	105,480	524,397

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(3,467)	(8,050)
Capitalized labor for software development	(360,164)	(440,436)
Net cash used in investing activities	(363,631)	(448,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	276,000	-
Repayments of notes payable	(68,500)	(7,500)
Net cash provided by (used in) financing activities	207,500	(7,500)

Net (decrease) increase in cash and cash equivalents	(50,651)	68,411
Cash and cash equivalents, beginning of the year	78,004	9,593

Net cash and cash equivalents, end of the year	$27,353	$78,004

Supplemental disclosures of cash flow information:
Cash paid for taxes	$-	$-
Cash paid for interest	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Assets acquired in connection with reverse merger	$147,831	$-
Liabilities assumed in connection with reverse merger	$147,831	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010 and 2009

Note 1	Significant Accounting Policies

Nature of Company

Santeon Group, Inc. (“SGI” or the “Registrant), a publicly traded Delaware corporation formerly known as Ubroadcast, Inc. (“ubroadcast”), originally formed as a Nevada corporation that was reincorporated under the laws of the State of Delaware in 2009.  The Registrant’s subsidiary, SI Acquisitions, Inc., consummated a reverse merger transaction on May 12, 2010 with Santeon, Inc., a privately held Delaware corporation formed in 2001, the accounting acquirer. Upon completion of the reverse merger transaction, the Registrant changed its name to Santeon, Group, Inc. and the historical financial statements are those of Santeon, Inc., the surviving entity and accounting acquirer. All references that refer to (the “Company” or “SGI” or “we” or “us” or “our”) are Santeon Group, Inc., the Registrant, and its wholly owned subsidiaries unless otherwise differentiated.  We are a diversified software development and services company specializing in the development of software to facilitate business process management (“BPM”) and document management for the healthcare, environmental/energy and media sectors. We offer innovative software solutions for that enable organizations to optimize performance and maximize their revenues. Our clients include state and local governments, federal agencies and numerous private sector customers.

Our corporate offices are located in Reston, Virginia with branch offices in Tampa, Florida and Cairo, Egypt.

Reverse Merger and Corporate Restructure

In May 2010, ubroadcast acquired a significant majority (99.2%) of the issued and outstanding capital stock of Santeon, Inc. (“Santeon”) in exchange for an aggregate amount of one hundred twenty-seven million eighteen thousand seven hundred thirty five shares (127,018,735) of ubroadcast common stock (the “Merger Transaction”). Prior to the Merger Transaction, Santeon was a privately held company specializing in the development of software products and offers software services including software development outsourcing services and solutions across industries.  The Merger Transaction was structured as a transaction in which Santeon would merge into a wholly owned subsidiary of ubroadcast and as a result of the Merger Transaction Santeon would become a wholly owned subsidiary of ubroadcast.  Pursuant to the terms of the Merger Transaction, the Company’s board of directors was reconstituted and Santeon was granted the right to appoint three members to the Board of Directors while ubroadcast maintained two board seats. In May 2010 and concurrent with the Merger Transaction, ubroadcast changed its name from ubroadcast, Inc. to Santeon Group, Inc. (“SGI” or the “Company”) and the common stock symbol was changed from “UBCI” to “SANT”.

At the closing of the Merger Transaction on May 12, 2010, a majority of the shares of Santeon (99.2%) were delivered to Santeon Group, Inc., or SGI, formerly known as ubroadcast and 127,018,735 shares of SGI were issued to Santeon’s participating shareholders.  However, the certificate of merger that should have been filed to effect the merger of Santeon into SGI as a majority-owned (99.2%) subsidiary was not finalized nor filed with the Delaware Secretary of State in a timely manner.  This unintentional administrative oversight was discovered only very recently.  Nevertheless, since the Merger Transaction date and until now, Santeon has been operating and functioning, both administratively and financially, as a majority owned subsidiary of SGI.  Further, since the Merger Transaction date, SGI has been the majority (99.2%) owner of the shares of Santeon that were surrendered as part of the Merger Transaction.

The current management of SGI has now filed the certificate of merger with the Delaware Secretary of State with an effective date of March 23, 2012 to complete the administrative procedures required for the Merger Transaction.  Although this important and necessary filing was overlooked by previous management of SGI due to an administrative oversight, there has been no operational, financial or practical effect of this unintentional omission as SGI, by holding a majority (99.2%) of the shares of Santeon, has operated as if Santeon had fully and officially merged into its subsidiary on May 12, 2010.  Despite the effective date of the certificate of merger (March 23, 2012), for accounting and operational purposes, Company management has accounted for the Merger Transaction as if it was fully consummated with an effective date of May 12, 2010 as originally intended.

The Merger Transaction has been accounted for as a reverse acquisition of SGI, formerly known as ubroadcast, by Santeon but in substance as a capital transaction, rather than a business combination since SGI had nominal operations and assets prior to and as of the closing of the Merger Transaction.  The former stockholders of Santeon represent a significant constituency of the Company’s voting power immediately following the Merger Transaction and Santeon’s management has assumed operational, financial and governance control.  The transaction is deemed a reverse recapitalization and the accounting is similar to that resulting from a reverse acquisition, except that no goodwill or other intangible assets should be recorded.  For accounting purposes, Santeon is treated as the surviving entity and accounting acquirer although SGI was the legal acquirer. Accordingly, the Company’s historical financial statements are those of Santeon, Inc.

All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

Total consideration paid was $0 and the pre-Merger Transaction Registrant’s assets and liabilities retained subsequent to the transaction are as follows:

Other current asset	$4,803
Fixed Assets and Software	143,028
Accounts payable and accrued expenses	(117,431)
Short Term Notes Payable	(30,400)
Net liabilities retained	$-

The Registrant had no or limited operations and minimal assets prior to and on the Merger Transaction date, May 12, 2010.  The transaction is in substance as a capital transaction or deemed as a reverse recapitalization, rather than a business combination; thus, no goodwill or other intangible assets have been recorded.

Basis of Consolidation

As of December 31, 2010, the Company had two wholly-owned subsidiaries: Santeon, Inc. and iVu Media, Inc., with Santeon Egypt operating as a branch office under Santeon, Inc.  The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries.  All significant intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP) as set forth in the Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) and consider the various staff accounting bulletins and other applicable guidance issued by the U.S. Securities and Exchange Commission (SEC). These accounting principles require the Company to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates, judgments or assumptions and actual results, the Company’s consolidated financial statements will be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting among available alternatives would not produce a materially different result.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing 605-25 on our financial position and results of operations was not significant.

 The Company’s sources of revenues include: (1) customized software development, which includes software systems support revenues and are recognized when completed and invoiced to the customer; (2) fees from Agile training services, which includes the revenue for training classes that range in duration from 1 to 3 days, which are recognized immediately after the completion of the training class and deemed to be earned; (3) software license fees, which includes sales of licenses to use or re-sell pre-existing software, including client consulting, either on a fixed fee or a per end-user fee arrangement and are recognized over the term that the license for use is granted to the customer (one month, one year, etc.).

Cost of Goods Sold

       The Company accounts for the direct costs of revenue as Cost of Goods Sold (“COGS”). These include, software purchased for resale, the cost of producing and printing training materials, the cost of Agile training professionals, and the labor cost of software developers whose sole job responsibility is developing and supporting software for resale to our customers.

The Company believes the software products developed by its software developers has a significant useful life and thus amortizes the capitalized labor cost of the software developers (“Capitalized Labor”) over a five-year period.  The Capitalized Labor amortization expense is reflected in the COGS line of the consolidated statements of operations. The Company undertakes to periodically evaluate the net carrying value of the Capitalized Labor and resulting amortization expense to determine if the net present value of future cash flows as per ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed.

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying amount reported in the consolidated balance sheets for accounts receivables, accounts payable and accrued expenses and notes payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. In accordance with Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), the Company groups its assets at fair value in three levels, based on the markets in which the assets are traded and the reliability of the assumptions used to determine fair value.

Accounts Receivable

Trade receivables are carried at their estimated collectible amounts. Trade credit is generally extended on a short-term basis; thus trade receivables do not bear interest. Trade accounts receivable are periodically evaluated for collectability based on past credit history with customers and their current financial condition.

The Company records allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the specific customer or product sold. The Company writes-off a receivable and charges it against the recorded allowance when the Company has exhausted its collection efforts without success. As of December 31, 2010 and 2009, the Company had no receivables it felt were in question or uncollectible, thus it made no provision as allowance for doubtful accounts.

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and cash equivalents, and trade receivables. Our cash and cash equivalents are generally held with financially stable banking institutions. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

For the year ended December 31, 2010, one customer accounted for 19.0% of total revenue, representing a material amount of customer concentration.  For the year ended December 31, 2009, three customers accounted for 22.4%, 16.4% and 11.9%, respectively, of the Company’s total revenue.

Reliance on Key Personnel and Consultants

The Company has 47 full-time employees, three of whom are executive officers. The Company is heavily dependent on the continued active participation of the current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings or loss.  For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3-7 years.

Software and Software Under Development

In accordance with ASC 985-20, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products. These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers.  Capitalized development costs are amortized on a straight-line basis over 5 years based on the estimated economic lives of the products, beginning when the product is placed into service.  Software under development are not amortize until completion and when they are in service. Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred.  The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

Long-Lived Assets

The Company follows FASB ASC 360-10-15-3, “Impairment or Disposal of Long-lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  Impairment charges of $243,667 and $0 were recognized for the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for share-based payments, including grants of employee stock options and restricted stock-based awards and purchases under employee stock purchase plans, in accordance with ASC 718, Compensation-Stock Compensation, which requires that share-based payments (to the extent they are compensatory) be recognized in its consolidated statements of operations based on their fair values and the estimated number of shares it ultimately expects will vest. The Company recognizes the full expense of stock-based compensation in the period in which it was earned.

Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Temporary differences between taxable income reported for financial reporting purposes and income tax purposes consist primarily of timing differences of amortization of assets and stock-based compensation for book and tax purposes.

The Company made a comprehensive review of its portfolio of uncertain tax positions in accordance with recognition standards established by the guidance. As a result of this review, the Company concluded that at this time there are no uncertain tax positions that would result in tax liability to the Company. There was no cumulative effect on retained earnings as a result of applying the provisions of this guidance.

Earnings (Loss) Per Share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were no common share equivalents at December 31, 2010 and 2009.

The Company has included in its total shares outstanding figure as of December 31, 2010 (431,301,546 shares) 223,412,420 shares of common stock to be issued that were not physically certificated until after 2010 in computing the weighted average number of common shares outstanding and earnings (loss) per share computations as if they were outstanding during the year ended December 31, 2010.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the years ended December 31, 2010 and 2009, respectively.

Segment information

Accounting Standards Codification 280 (the “Segment Reporting Topic”) that establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. The Segment Reporting Topic also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company applies the management approach to the identification of its one reportable operating segment as provided in accordance with the Segment Reporting Topic.

Recent Accounting Pronouncements

In February 2010 the FASB issued Update No. 2010-09 “Subsequent Events (Topic 855)” (“2010-09”). 2010-09 clarifies the interaction of Accounting Standards Codification 855 “Subsequent Events” (“Topic 855”) with guidance issued by the Securities and Exchange Commission (the “SEC”) as well as the intended breadth of the reissuance disclosure provision related to subsequent events found in paragraph 855-10-50-4 in Topic 855. This update is effective for annual or interim periods ending after June 15, 2010.  The provisions of this guidance have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

       In February 2010 the FASB issued Update No. 2010-08 “Technical Corrections to Various Topics” (“2010-08”). 2010-08 represents technical corrections to SEC paragraphs within various sections of the Codification. The provisions of this guidance have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-06 “Fair Value Measurements and Disclosures—Improving Disclosures about Fair Value Measurements” (“2010-06”). 2010-06 requires new disclosures regarding significant transfers between Level 1 and Level 2 fair value measurements, and disclosures regarding purchases, sales, issuances and settlements, on a gross basis, for Level 3 fair value measurements. 2010-06 also calls for further disaggregation of all assets and liabilities based on line items shown in the statement of financial position. This amendment is effective for fiscal years beginning after December 15, 2010 and interim periods within those fiscal years. We do not expect this portion of the standard to have any impact on our consolidated financial statements.

In January 2010 the FASB issued Update No. 2010-05 “Compensation—Stock Compensation—Escrowed Share Arrangements and Presumption of Compensation” (“2010-05”). 2010-05 re-asserts that the Staff of the Securities Exchange Commission (the “SEC Staff”) has stated the presumption that for certain shareholders escrowed share represent a compensatory arrangement. 2010-05 further clarifies the criteria required to be met to establish a position different from the SEC Staff’s position. The Company does not have any escrowed shares held at this time. As such, the Company does not believe this pronouncement will have any material impact on its consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-04 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs” (“2010-04”). 2010-04 represents technical corrections to SEC paragraphs within various sections of the Codification. The provisions of this guidance have no material effect on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010 the FASB issued Update No. 2010-02 “Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification” (“2010-02”) an update of ASC 810 “Consolidation.” 2010-02 clarifies the scope of ASC 810 with respect to decreases in ownership in a subsidiary to those of a: subsidiary or group of assets that are a business or nonprofit, a subsidiary that is transferred to an equity method investee or joint venture, and an exchange of a group of assets that constitutes a business or nonprofit activity to a non-controlling interest including an equity method investee or a joint venture. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows. Management does not intend to decrease its ownership in any of its wholly-owned subsidiaries.

In January 2010 the FASB issued Update No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash—a consensus of the FASB Emerging Issues Task Force” (“2010-03”) an update of ASC 505 “Equity.” 2010-03 clarifies the treatment of stock distributions as dividends to shareholders and their effect on the computation of earnings per shares. The Company has not and does not intend to declare dividends for preferred to common stock holders. Management does not expect adoption of this standard to have any material impact on its consolidated financial position, results of operations or operating cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Non-controlling Interest

On the date of the Merger Transaction, there was eight-tenths of one percent (0.8%) of the shareholders of Santeon, Inc. that did not participate in the Merger Transaction (the “Non-participating Shareholders”).  It is Management’s opinion, that the Non-participating Shareholders are not dissenters to the Merger Transaction; rather, the shares owed to them as part of the Merger Transaction have yet to be issued. The total amount of shares to be issued to the Non-participating Shareholders is 1,045,803 shares.  The Company has not accounted for the 0.8% non-controlling interest in Santeon, Inc. in its consolidated financial statements for the year ended December 31, 2010 and it is Management’s opinion that the impact of not accounting for this non-controlling interest on the Company’s consolidated financial statements does not have a material effect on its consolidated financial position, results of operations nor cash flows.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar and has adopted FASB ASC topic 830 “Foreign Currency Matters”).  Occasional transactions may occur in Egyptian pounds when the Company’s Egypt branch office conducts business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction.  That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in the consolidated statements of operations.  The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company recognized a gain from foreign currency transactions of $416 and $3,493 for the years ended December 31, 2010 and 2009, respectively.

Note 2	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $699,993 for the year ended December 31, 2010, accumulated deficits of $1,205,083 and $505,090 as of December 31, 2010 and 2009, respectively, and a negative working capital position (current liabilities exceeded current assets) of $548,786 and $528,579 as of December 31, 2010 and 2009, respectively.  These factors among others present doubt regarding the Company’s ability to continue as going concern.

The Company’s continued existence is dependent upon management’s ability to develop and achieve profitable operations and/or upon securing additional financing to carry out its planned business objectives. The Company intends to fund its business development, acquisition endeavors and operations first through internally generated cash flow from existing operations and secondarily through equity and/or debt financing arrangements.

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3	Property, Plant and Equipment

Property, plant and equipment at December 31, 2010 and 2009 are as follows:

	2010	2009

Computer equipment	$31,610	$30,216
Furniture and fixtures	4,705	568
Telephone equipment	619	619

Total property, plant and equipment	36,934	31,403
less: Accumulated depreciation	(25,755)	(22,985)

Net property, plant and equipment	$11,179	$8,418

During the years ended December 31, 2010 and 2009, depreciation expense charged to operations was $2,770 and $17,976, respectively.

Note 4	Software and Software Under Development

The primary business of the Company is to provide technology products and services that enable organizations to optimize performance and maximize revenues through its BPM software products and services.  A substantial number of the employees of the Company are engaged in the development of and further enhancement of the Company’s BPM and IPTV software platforms. The products and services enabled by these software platforms are ultimately sold to customers for their personal use or to partners who then in turn sell the services to their customers.

In accordance with ASC 985-20, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company capitalizes certain costs related to the development of new software products or the enhancement of existing software products.  These costs are capitalized from the point in time that technological feasibility has been established, as evidenced by a working model or detailed working program design to the point in time that the product is available for general release to customers.  Capitalized development costs are amortized on a straight-line basis over the estimated economic lives of the products of 5 years, beginning when the product is placed into service.  Software under development are not amortize until completion and when they are in service.  Research and development costs incurred prior to establishing technological feasibility and costs incurred subsequent to general product release to customers are charged to expense as incurred.  The Company periodically evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the capitalized software development costs should be revised or that the remaining balance of such assets may not be recoverable.

The acquired software was acquired in connection with the Merger Transaction completed on May 12, 2010, which consisted of media platforms (see Note 1).

The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM and IPTV software platforms should be treated as a capital asset and amortized over an five (5) year period. For the years ended December 31, 2010 and 2009, the Company capitalized labor costs of $360,164 and $440,436, respectively. Amortization expense of $144,008 and $29,336 has been recorded under cost of sales for the years ended December 31, 2010 and 2009, respectively, related to the capitalized labor costs. The table below reflects the capitalized software costs as of December 31, 2010 and 2009, respectively.

	2010	2009
Capitalized labor costs and software development	$640,056	$320,028
Acquired Software	57,842	-
Software under development	-	120,408
Total Software and Software under Development	697,898	440,436
Less: Accumulated Amortization	(173,345)	(29,336)
Software and software under development, net	$524,553	$411,100

Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements.

Note 5	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2010 and 2009 are comprised of the following:

	2010	2009

Trade Payables	$86,716	$47,816
Accrued Compensation	14,058	-
Accrued Interest	93,664	62,085
Other Accrued Liabilities	118,585	-

Total Accounts Payable and Accrued Liabilities	$313,023	$109,901

Note 6	Notes Payable

As of December 31, 2010 and 2009, the Company had outstanding notes payable as follows:

	2010	2009

8.50% Secured Promissory Note due November 2005	$6,500	$75,000

15.00% Unsecured Note due July 2007	45,000	45,000

10.00% Unsecured Convertible Promissory Note due August 2008 (1)	196,500	196,500
	$248,000	$316,500

 (1) The conversion feature on the 10.00% Unsecured Convertible Promissory Note due August 2008 expired on May 11, 2011.

All of the notes payable above are classified as short-term as of December 31, 2010 and 2009 as the maturity dates lapsed and the notes remained unpaid.

As of December 31, 2009, the 8.5% Secured Promissory Note due November 2005 remained outstanding and unpaid.  The Company and creditor agreed on a payment schedule that included abatement of accrued and unpaid interest subject to the Company’s adherence to the payment schedule. The Company made total payments of $68,500 during the year ended 2010 and made the final payment in January 2011. The Company received a Certificate of Satisfaction from creditor’s counsel in February 2011 evidencing that all obligations under the 8.5% Secured Promissory Note due November 2005 had been satisfied.

Subsequent to December 31, 2010, the holder of the 15.00% Unsecured Note due July 2007 agreed to waive all accrued and unpaid interest from the original date of issuance, August 6, 2005, until September 30, 2011.

Note 7	Income Taxes

The Company has adopted Accounting Standards Codification subtopic 740-10, Income Taxes (“ASC 740-10”) that requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences primarily include stock compensation and other equity-related non-cash charges, the basis difference of long-lived assets and certain liabilities.

At December 31, 2010, the Company had available for federal income tax purposes a net operating loss carry-forward of approximately $2,630,000, expiring through the year 2030, that may be used to offset future taxable income.  The availability of the net operating loss carry-forward to offset future taxable income may be subject to limitations under the Internal Revenue Service tax code due to a variety of reasons, one of them being a significant change in the composition of the Company's stock ownership. Therefore, the Company has provided a valuation allowance against the availability of the net operating loss benefit based on management’s assessment of the earnings history and future limitations as it is more likely than not that the benefits will be realized.

The provision for income taxes (benefit) for the years ended December 31, 2010 and 2009 was as follows:

	Years Ended December 31,
	2010	2009
Current income tax expense (benefit)
Federal	$(205,613)	$(23,924)
State	(23,948)	(2,786)
Total	(229,561)	(26,710)

Deferred income tax (benefit)
Federal	93,892	135,645
State	10,935	15,799
Total	104,827	151,444

Provision for income tax (benefit)	$(124,734)	$124,734

    Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and the tax purposes.  The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

	Years Ended December 31,
	2010	2009
Deferred tax assets:
Federal net operating loss carryovers	$894,472	$552,734
State net operating loss carryovers	104,180	64,377
Depreciation and amortization	104,827	151,444
Permanent difference	2,442	1,498
Total	1,105,921	770,053
Less: valuation allowance	(905,990)	(743,343)
Net long-term deferred tax assets	199,931	26,710
Deferred tax liabilities:
Software and software development	(198,243)	(149,929)
Fixed assets	(1,688)	(1,515)
Long-term deferred tax liabilities	(199,931)	(151,444)
Net deferred tax asset (liabilities)	$-	$(124,734)

    The Company has not yet filed its corporate tax returns for the years ended December 31, 2010 and 2009.  In addition, the Company’s wholly-owned subsidiary, Santeon, Inc. has not yet filed its stand-alone tax returns for the year ended December 31, 2009 and the 2010 short year tax returns.  The Company is in the process of having these tax returns filed with appropriate U.S. federal and state tax authorities.

    The provisions of ASC 740 require companies to recognize in their financial statements the impact of a tax position if that position is more likely than not to be sustained upon audit, based upon the technical merits of the position.  ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken, or expected to be taken, on a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure.

    Management does not believe that the Company has any material uncertain tax positions requiring recognition or measurement in accordance with the provisions of ASC 740.  Accordingly, the adoption of these provisions of ASC 740 did not have a material effect on the Company’s consolidated financial statements. The Company’s policy is to record interest and penalties on uncertain tax positions, if any, as income tax expense.

All tax years for the Company remain subject to future examinations by the applicable taxing authorities.

Note 8	Capital Stock

    The Company is authorized to issue 700,000,000 shares of its common stock, with par value of $0.001 per share.  For the years ended December 31, 2010 and 2009, there were 207,889,126 and 183,189,126 shares of common stock issued and outstanding, respectively.

    In May 2010, the Company acquired 100% of the issued and outstanding capital of Santeon in exchange for an aggregate amount of 127,018,735 shares of its common stock in connection with the Merger Transaction.  The Merger Transaction has been accounted for as a reverse acquisition in substance as a capital transaction.  All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

    The Company has included 223,412,420 shares of its common stock to be issued that were not physically certificated until after 2010 due to an administrative delay in their physical certification in computing the weighted average number of common shares outstanding and earnings (loss) per share as if they were outstanding during the year ended December 31, 2010, which totaled to 431,301,546 shares of its common stock for such computation purposes.

During the year ended December 31, 2010, the Company issued shares of its common stock as follows:

    28,600,000 shares of common stock were sold to various investors at fair value of $276,000 for cash. These securities have not been registered under the Securities Act of 1933 and the issuance of these shares was exempted from registration pursuant to Section 4(2) of the Securities Act of 1933.  Of these shares sold for cash, 3,900,000 shares were not physically certificated until after 2010 due to an administrative delay in their physical certification, but are included in the 2010 calculation of weighted average number of common shares outstanding and earnings (loss) per share.

Shares authorized but not physically certificated

    In connection with the Merger Transaction on May 12, 2010, 127,018,735 shares of the Company’s common stock were issued in exchange for 100% of the issued and outstanding capital stock of Santeon.  These shares were not physically certificated until after 2010.

    3,899,840 shares of common stock were issued for services valued at $31,000.

    70,312,734 shares of common stock were to be issued for services incurred during the year ended December 31, 2010, which were valued at $491,000.

In addition, there were 18,281,111 shares of common stock authorized to be issued by the Board prior to the completion of the Merger Transaction, but that were not physically certificated until after 2010.

The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  These shares were not physically certificated until after 2010 but are included in the 2010 weighted average number of common shares outstanding and earnings (loss) per share calculations as they are considered outstanding.

    Subsequent to December 31, 2010 and through December 31, 2011, the Company’s Board authorized for issuance of common shares for the following reasons:

1.	34,587,302 shares of common stock were issued for cash during the period from January to May 2011 to certain investors for $205,000 in cash.

2.	7,142,813 shares of common stock were issued for the period from July to December 2011 to the Company’s Acting Chief Financial Officer pursuant to a consulting agreement and were valued at $68,119.

3.	2,500,000 shares of common stock were issued in December 2011 to a certain senior employee, but not officer, of the Company pursuant to an employment agreement and were valued at $25,000.

4.
1,250,000 shares of common stock were issued in December 2011 to a certain individual as payment of interest expense in lieu of cash pursuant to a short-term loan agreement between the Company and the lender, which shares are valued at $1,250.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  These shares were not physically certificated until after 2011; however, these shares will be included in the 2011 calculations of weighted average number of common shares outstanding and earnings (loss) per share as they are considered outstanding.

Warrants and Stock Options

    There were no outstanding warrants, preferred shares or common stock options issued or outstanding at December 31, 2010.

Note 9	Commitments and Contingent Liabilities

Occupancy Leases

The Company had no commitments or contingent liabilities outside the normal course of business.  The Company has administrative office lease agreements that are mostly long-term (greater than one year), the aggregate amount of minimum future payments were $473,062 as of December 31, 2010.

Future minimum lease commitments under non-cancellable leases are as follows:

Years ending December 31,
2011	$62,511
2012	65,107
2013	57,384
2014	59,673
2015	62,056
Thereafter	166,331
Total	$473,062

Rent expense charged to operations amounted to $23,095 and $11,418 for the years ended December 31, 2010 and 2009, respectively.

Employment agreements

On the Merger Transaction date, the Company entered into employment agreements with certain officers and employees of the Company for initial terms of three years. The aggregate annual base salaries under those agreements as of the Merger Transaction date was $1,020,000; however, many of the officers and employees who received employment agreements have since left the Company after 2010. Currently, there are 2 remaining officers with continuing employment agreements, that amount to $360,000 per annum.

Litigation

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2010.

Note 10	Related Party Transactions

ICAgile

The Company provides Agile training, coaching and consulting to certain of its customers. As a vital part of the training program, the Company provides attendees with Agile certificates that evidence their attendance at the class and provides them, in certain cases, with continuing professional education credits. The certifying agency for the certificates that the Company provides to Agile training class attendees is the International Consortium for Agile (“ICAgile”).

Two of the Company’s officers and directors, Mr. Ashraf M. Rofail and Mr. Ahmed Sidky, sit on the governing board of ICAgile and represent 45% in aggregate of the outstanding voting shares of ICAgile’s capitalization. These two directors are among the four founding members of ICAgile and provide thought leadership and direction for ICAgile.

At this time the Company does not believe that the representation of Messrs. Rofail and Sidky on the respective boards of ICAgile or Santeon Group, Inc. presents a potential conflict of interest for either company.

11.00% Unsecured Loan Agreement due September 2007

In June 2006, the holder of the 11.00% Unsecured Loan Agreement due September 2007 (the “Loan Agreement”) signed a loan agreement with Mr. Ashraf M. Rofail for a total of seventy-five thousand dollars ($75,000) in three installments of twenty-five thousand dollars ($25,000) each with the first installment being made in July 2006 and the last installment in September 2006. The purpose of the loan was to provide capital for growth and general operating needs for Santeon, Inc.  The loan was set to mature in September 2007, on the first anniversary of the last loan installment of $25,000.

Subsequent to receiving all of the funds, Mr. Rofail immediately deposited the funds into the operating account of Santeon, Inc. and the funds were utilized for business growth and general working capital needs. While Santeon is not specifically named in the Loan Agreement, the purpose of the loan is specifically stated in the Loan Agreement and further, Mr. Rofail deposited into Santeon’s operating account all of the funds received from the lender; thus, the Company believes the obligation for repayment of the loan is on the Company.

In November 2010, the lender sought a judgment in court against Mr. Rofail, personally, as the maturity date as stated in the Loan Agreement had lapsed and the principal amount of the loan together with accrued and unpaid interest remained outstanding. The judgment against Mr. Rofail specified a specific repayment schedule and a forbearance of interest expenses on the outstanding principal as long as Mr. Rofail makes monthly principal payments. The Company has been making, on Mr. Rofail’s behalf, monthly payments of $3,000 in satisfaction of the judgment.

As of December 31, 2010 and 2009, the settled outstanding loan balance was $65,000 and $75,000, respectively.

Note 11	Subsequent Events

As of December 31, 2009, the 8.5% Secured Promissory Note due November 2005 remained outstanding and unpaid.  The Company and creditor agreed on a payment schedule that included abatement of accrued and unpaid interest subject to the Company’s adherence to the payment schedule. The Company made total payments of $68,500 during the year ended 2010 and made the final payment in January 2011. The Company received a Certificate of Satisfaction from creditor’s counsel in February 2011 evidencing that all obligations under the 8.5% Secured Promissory Note due November 2005 had been satisfied.

Subsequent to December 31, 2010, the holder of the 15.00% Unsecured Note due July 2007 agreed to waive all accrued and unpaid interest from the original date of issuance, August 6, 2005, until September 30, 2011.

Subsequent to year-end, the Company settled a suit brought by a former officer and employee of the Company. The former employee claimed wrongful termination and payment of amounts owing to him after the date of his termination. The total amount claimed by the former employee was $91,000. The Company settled this suit in November 2011 by issuing to the former employee the shares that were previously unissued and by providing a cash settlement of $10,000.  As of the date of this filing, all amounts have been paid to the former employee.

The Company filed the certificate of merger with the Delaware Secretary of State on March 23, 2012 to complete the administrative procedures required for the Merger Transaction.  Despite the effective date of the certificate of merger (March 23, 2012), for accounting and operational purposes, Company management has accounted for the Merger Transaction as if it occurred with an effective date of May 12, 2010, as originally intended.  See Note 1.