Form 10-K/A
period 2010-12-31
SANTEON GROUP, INC.
filed 2012-03-26
CIK 828940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2010 of Santeon Group, Inc. (the "Company") filed with the Securities and Exchange Commission on March 26, 2012 (the "Original Filing") is filed solely to correct the effective date of the certificate of merger related to the Merger Transaction from March 23, 2012 to March 26, 2012. No other part of the Original Filing is amended hereby, and this amendment does not reflect events that may have occurred after the Original Filing date.

The correction of the effective date of the certificate of merger related to the Merger Transaction appears in the following sections:

Part 1 Item 1. Business;

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations;

Notes to Consolidated Financial Statements:
Note 1: (Reverse Merger and Corporate Structure) and Note 11 (Subsequent Events)

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

The current management of SGI has now filed the certificate of merger with the Delaware Secretary of State with an effective date of March 26, 2012 to complete the administrative procedures required for the Merger Transaction.  Although this important and necessary filing was overlooked by previous management of SGI due to an administrative oversight, there has been no operational, financial or practical effect of this unintentional omission as SGI, by holding a majority (99.2%) of the shares of Santeon, has operated as if Santeon had fully and officially merged into its subsidiary on May 12, 2010.  Despite the effective date of the certificate of merger (March 26, 2012), for accounting and operational purposes, Company management has accounted for the Merger Transaction as if it was fully consummated with an effective date of May 12, 2010 as originally intended.

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

The current management of SGI has now filed the certificate of merger with the Delaware Secretary of State with an effective date of March 26, 2012 to complete the administrative procedures required for the Merger Transaction.  Although this important and necessary filing was overlooked by previous management of SGI due to an administrative oversight, there has been no operational, financial or practical effect of this unintentional omission as SGI, by holding a majority (99.2%) of the shares of Santeon, has operated as if Santeon had fully and officially merged into its subsidiary on May 12, 2010.  Despite the effective date of the certificate of merger (March 26, 2012), for accounting and operational purposes, Company management has accounted for the Merger Transaction as if it was fully consummated with an effective date of May 12, 2010 as originally intended.

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

The current management of SGI has now filed the certificate of merger with the Delaware Secretary of State with an effective date of March 26, 2012 to complete the administrative procedures required for the Merger Transaction.  Although this important and necessary filing was overlooked by previous management of SGI due to an administrative oversight, there has been no operational, financial or practical effect of this unintentional omission as SGI, by holding a majority (99.2%) of the shares of Santeon, has operated as if Santeon had fully and officially merged into its subsidiary on May 12, 2010.  Despite the effective date of the certificate of merger (March 26, 2012), for accounting and operational purposes, Company management has accounted for the Merger Transaction as if it was fully consummated with an effective date of May 12, 2010 as originally intended.

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

The Company filed the certificate of merger with the Delaware Secretary of State on March 26, 2012 to complete the administrative procedures required for the Merger Transaction.  Despite the effective date of the certificate of merger (March 26, 2012), for accounting and operational purposes, Company management has accounted for the Merger Transaction as if it occurred with an effective date of May 12, 2010, as originally intended.  See Note 1.