Form 10-K
period 2011-12-31
SANTEON GROUP, INC.
filed 2012-08-16
CIK 828940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2011
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

11720 Plaza America Drive, Suite 150, Reston, Virginia 20190
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (703) 970-9200
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

The number of shares outstanding of the issuer’s common equity, par value $0.001, as of June 30, 2012 was 477,688,161 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates (171,211,518 shares) computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s second fiscal quarter ended June 30, 2011 was $1,164,238.

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

PART I

Item 1.  Business

Overview

Santeon Group, Inc. (“SGI” or the “Company” or “we” or “our”) is a diversified software products and services company specializing in the transformation and optimization of business through the deployment or the development of innovative products and services using Agile mindsets in the information systems/technology, healthcare, environmental/energy and media sectors. Our innovative software solutions enable organizations to optimize performance and maximize revenues.  Our clients include state and local governments, federal agencies and numerous private sector customers.

SGI is focused on the development and provision of business solutions software and technology to assist companies with performance optimization and maximizing revenues.  While our roots are in healthcare, our name means health (“santé” is French for health), we have expanded into software development, media, energy and agile carrying the same principals of building a “healthy” organization. Whether we are building solutions for healthcare, media or agile, the health of the organization and how they benefit from our products and services is of the utmost importance.

Innovation forward is the mindset that drives our product development, service delivery and the solutions we offer our customers. We approach each business opportunity with an open mind and creativity always looking for what is best, not what is traditional or common. We strongly believe our innovation is what sets us apart from our competition and what will set our customers apart from their competition. We always look ahead at what is of long-term value.  We are agile in our thinking but focused in our execution. We are not chasers of what is trendy or what is buzz, we are evaluators of what is sustainable and reliable. Innovation is what drives our business and forward is where we are moving. We are focused on two specific aspects of our operations, specifically securing and growing the current client base and revenue, as well as new sales through both direct and in-direct sales channels.

It is important that the Company’s technology offerings are scalable, easy to implement, attract market leading channel partners, and provide tremendous value for the end customer. We continue to refine our technology assets, making them easier to deploy through channel partners into targeted vertical sales channels. Over the past two years, in spite of difficult financial circumstances and an exceptionally soft business climate, the Company was able to develop multiple distribution channels for its products.  As these channels continue to develop, the Company expects new revenue opportunities to emerge.

Our corporate offices are located in Reston, Virginia with branch offices in Tampa, Florida and Cairo, Egypt. Our common stock is quoted on the inter-dealer quotation system operated by the OTC Market Group under the symbol SANT.

Recent Developments

Agile Business

During 2011, we contracted with a number of large corporate customers to provide assistance with enterprise-wide Agile Transformations of their information technology (“IT”) organizations. The services we provide to these customers entail Agile training, coaching and consulting work. The contribution of these contracts enabled the Company to increase revenue in 2011 by more than $780,000 over 2010.

In 2012, we added another significant customer for whom the Company is a sub-contractor under a US government contract with the Department of Homeland Security. The revenue from this new contract will be reflected in our 2012 financial results.

Electronic Benefits Network (“eBN”) Business

During 2011 and to date in 2012, we contracted with a number of new eBN partners to implement and market the Company’s eBN document interchange service for the healthcare and human resource management services (“HRMS”) industries. At this time, it is difficult to predict the amount of new revenue that will be realized from these partnerships.

Outsourced Software Development

At the end of 2011 and early 2012, two customers for whom we provided monthly support services, The State of Maryland Department of Health and Mental Hygiene and Blackboard, Inc., renewed or increased their monthly business with Santeon.  The increase in revenue from these customers will be reflected in our 2012 financial results. The Company expects that these service agreements will take us beyond 2012 and into 2013.

Products and Services

Agile

When it comes to Agile transformation and adoption, SGI is the leading provider of Agile based services. Our Agile portfolio covers the Agile life-cycle covering; training, consulting, coaching and software development. SGI leadership is renowned in the Agile community and is a thought leader in large-scale enterprise Agile transformation.

Agile Products

SGI's approach to business process management (“BPM”) focuses on assembling together existing data and logic from disparate applications, ensuring organizations can access the information they need when they need it in an organized process flow, without having to centralize the data or develop new applications. Enterprises can rapidly leverage, reuse and extend what they have. This innovative approach ensures organizations can incrementally extend their capabilities and increase profit and efficiency. We believe that our BPM Platform is unmatched in its comprehensiveness, ease of use, and environment for customization.

By approaching BPM with the full suite of integrated tools, we offer our customers the ability to manage their entire BPM initiative from end-to-end. We are developing and expect to make available for commercial deployment an online Agile assessment and monitoring software product. This product will be available to existing and new Agile customers as either a client-based or enterprise level installation. This new product will enable IT organizations to perform basic self-assessments of agile awareness and readiness.

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

•
eBenefits Network (“eBN”) – A cloud based service that automates employee enrollment date exchange between clients and benefit carriers; SGI is the leading national provider of this clearinghouse service.

•	eClaims Management – The Santeon eClaims Managements System is a highly customizable multi-module based system that covers the full life-cycle claims adjudication including:

▪ Beneficiary Online Enrollment
▪ Beneficiary Eligibility Verification
▪ Beneficially Authorization
▪ Claims Adjudication with Customizable Business Rules
▪ Payment Processing and Remittance
▪ Reporting and Auditing

•
Transaction Automation – SGI serves a variety of healthcare organizations, including, Payers, Providers, Health Systems, Third Party Administrators, Government, Taft-Hartley Labor Funds, Clearinghouses.  SGI technology platform and solutions focuses on the modernization and process improvement for the Health IT industry. Our technology platform support transaction automation and integration within and across the enterprise focusing on the complex relationship between healthcare systems within an organization and in relationship to external organizations.

Media

SGI Media is a leading provider of the first true Video Content Management (VCM) system, bringing together video assets, advertisers, content owner, social networking experiences and collaboration combined with a High Definition Playback technology under one system to reach users anywhere on any platform and devices.  SGI Media was launched as a result of a merger of two technologies to address the unique needs of bringing video based rich user experiences to the market. Recognizing that; Videos and Rich Content are becoming more complex to manage, videos are indeed valuable assets that demand unique management, Audience, Producers, Advertisers all benefit when they can collaborate. Our platform is a sophisticated out-of-the-box, component-based, and integrated IPTV network community that is ready to populate and deploy in minutes. This provides users with an advanced and rich video watching experience.

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

Energy

Based on our BPM platform we help our customers leverage BPM technology to reduce environmental risk, control costs and improve the quality of their operations.  World business leaders realize that success is increasingly measured not only by profits but also by responsibly managing their sustainability risks.  Innovative companies are turning those risks into opportunities as they translate knowledge of their energy, GHG and water usage into improved business performance, cost savings and reputational advantages.  Our solutions support all three (3) Emission Scopes.

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

Customers

Our two largest customers accounted for approximately 42% of revenues in 2011 compared with 7% in 2010. One of these customers accounted for approximately 21% of our net revenues in 2011 compared with 7% in 2010. The other customer accounted for approximately 21% of our net revenues in 2011 compared with 0% in 2010.

Sales and Marketing

Our strategy adapts with changes in the competitive structure of our market.  The refinement of our strategy is a continuous and iterative process, reflecting our goal of providing a cost-effective solution across a wide variety of applications.  Our recent strategy has included:

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

Some of our competitors in the Agile training, coaching and consulting services market are large and well established, with vendors such as IBM Global Services, Accenture and HP/EDS, offering a wide range of services.  We also compete with smaller, regional companies that are of similar size and market penetration as Santeon.  We have historically maintained long-term relationships with our customers and have been successful in renewing contracts and in signing multi-year contracts.

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

Employees

We currently have 50 support staff, three of whom are officers. As our operations expand, we expect that we will hire additional support staff as needed

Corporate History

Prior to May 2010, we were known as ubroadcast, Inc. (“ubroadcast”), the owner of ubroadcast.com, an Internet broadcasting web site, and were in a series of unrelated businesses.  From January 2009 until May 2010, our principal business activity was the development of the ubroadcast.com proprietary software that provided a platform for hosting live interactive radio shows on the Internet.

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

In May 2010, ubroadcast acquired a significant majority (99.2%) of the issued and outstanding capital stock of Santeon, Inc. (“Santeon”) in exchange for an aggregate amount of one hundred twenty-seven million eighteen thousand seven hundred thirty five shares (127,018,735) of ubroadcast common stock (the “Merger Transaction”). Prior to the Merger Transaction, Santeon was a privately held company specializing in the development of software products and offers software services including software development outsourcing services and solutions across industries.  The Merger Transaction was structured, as a transaction in which Santeon would merge into a wholly owned subsidiary of ubroadcast and as a result of the Merger Transaction Santeon would become a wholly owned subsidiary of ubroadcast.  Pursuant to the terms of the Merger Transaction, the Company’s board of directors was reconstituted and Santeon was granted the right to appoint three members to the Board of Directors while ubroadcast maintained two board seats. In May 2010 and concurrent with the Merger Transaction, ubroadcast changed its name from ubroadcast, Inc. to Santeon Group, Inc. (“SGI” or the “Company”) and the common stock symbol was changed from “UBCI” to “SANT”.

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

The current management of SGI filed the certificate of merger with the Delaware Secretary of State with an effective date of March 26, 2012 to complete the administrative procedures required for the Merger Transaction.  Although this important and necessary filing was overlooked by previous management of SGI due to an administrative oversight, there has been no operational, financial or practical effect of this unintentional omission as SGI, by holding a majority (99.2%) of the shares of Santeon, has operated as if Santeon had fully and officially merged into its subsidiary on May 12, 2010.  Despite the effective date of the certificate of merger (March 26, 2012), for accounting and operational purposes, Company management has accounted for the Merger Transaction as if it was fully consummated with an effective date of May 12, 2010 as originally intended.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern, which may hinder our ability to obtain future financing.  Our consolidated financial statements as of December 31, 2011 have been prepared under the assumption that we will continue as a going concern.  Our independent registered public accounting firm issued a report included in this annual report that includes an explanatory paragraph expressing doubt regarding our ability to continue as a going concern without the availability of additional capital.  Our ability to continue as a going concern is dependent on our ability to grow revenue from new and existing customers, attain further operating efficiencies, and ultimately, achieve profitable operations. If any or all of those objectives are delayed, we may find it necessary to obtain additional equity or debt financing that may not be available on terms acceptable to the Company, if at all. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in our relationships with significant customers or suppliers could adversely affect us. During 2011, our two largest customers accounted for approximately 42% of our net revenues with each accounting for approximately 21% of revenues. There can be no assurance that all significant customers will continue to purchase our products and or services in the same quantities or on the same terms as in the past. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Currently, the common stock of our company is quoted on the inter-dealer quotation system operated by the OTC Market Group, Inc. under the symbol “SANT”. The table below sets forth, for the periods indicated, the high and low prices for our common stock, as reported by the OTC Market Group. These quotations as reported by the OTC Markets Group reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not necessarily represent actual transactions.

Period		High	Low
2011	First Quarter	$.014	$.007
	Second Quarter	$.013	$.006
	Third Quarter	$.009	$.004
	Fourth Quarter	$.008	$.005
2010	First Quarter	$.034	$.013
	Second Quarter	$.023	$.009
	Third Quarter	$.011	$.003
	Fourth Quarter	$.015	$.004

You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On December 31, 2011, the number of record holders of our common stock, excluding nominees and brokers, was 223. The number of shares issued and outstanding as represented by physical certificates was 271,646,830 as of December 31, 2011.

The figures cited above represent the number of shares that were issued and outstanding as per the records of the Company’s transfer agent; however, there were additional shares approved for issuance by the Company’s Board in 2011, 2010 and 2009 for compensation or services provided, sold for cash or issued for acquisitions that are not included in the figures above due to an administrative delay in having the shares physically certificated. Nevertheless, the Company has accounted for the un-certificated shares and considered them as outstanding when calculating weighted average number of shares outstanding and earnings (loss) per share.

As of December 31, 2011, there were 208,341,591 shares of common stock to be issued that were not physically certificated until after 2011 due to an administrative delay.  The total number of shares used for weighted average shares outstanding and loss per share computations is 479,988,421 shares, which includes the 208,341,591 shares to be issued.

Dividends

We have never paid cash dividends on our common stock. For the foreseeable future, we intend to re-invest into the Company any future earnings.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Individual Compensation Arrangements	--	--	--

Recent Sales of Unregistered Securities

Subsequent to December 31, 2011, the Company’s Board authorized issuance of common shares for the following reasons:

1.	2,500,000 shares of common stock were issued to a certain senior employee of the Company pursuant to an employment agreement and were valued at $22,500.

During 2011, the Company’s Board authorized issuances of common shares as follows:

1.	47,018,735 shares of common stock were physically certificated during 2011 to Santeon, Inc.’s shareholders in connection with the Merger Transaction that occurred in 2010.

2.
34,887,302 shares of common stock were issued for cash to certain investors for $205,000 in cash during the period from January to May 2011. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

3.	13,738,969 shares of common stock were issued to a former officer of the Company as stock-based compensation for services rendered during 2010.

4.
7,142,813 shares of common stock were issued as stock-based compensation to the Company’s Acting Chief Financial Officer pursuant to a consulting agreement and were valued at $68,119. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

5.
1,250,000 shares of common stock were issued in December 2011 to a certain individual as payment of interest expense in lieu of cash pursuant to a short-term loan agreement between the Company and the lender, which shares are valued at $8,250. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

6.
2,406,761 shares of common stock were issued to a certain senior employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $17,088. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

7.	3,000,000 shares of common stock were issued to a former employee of the Company as compensation pursuant to an employment agreement and were valued at $15,000.

8.	194,444 shares of common stock were issued to a former employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $1,750.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares not physically certificated until after 2011 have been included in the 2011 calculations of weighted average number of common shares outstanding and earnings (loss) per share as they are considered outstanding.

Warrants Outstanding

    For the years ended December 31, 2011 and 2010, there were no warrants outstanding.

Item 6.  Selected Financial Data

    Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

•	Merger Transaction

•	Recent Developments

•	Results of Operations—an analysis of the Company’s consolidated results of operations, for the two years presented in the consolidated financial statements

•	Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources

•	Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•	New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards relevant

Merger Transaction

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

Results of Operations

For the Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

The following table set forth key components of the Company’s results of operations for the years ended December 31, 2011 and 2010, respectively.

	2011	2010

Revenues	$2,245,389	$1,274,505
Cost of revenues	1,355,873	628,937

Gross Profit	$889,516	$645,568

Total operating expenses	1,372,529	1,448,395

Loss from operations	$(483,013)	$(802,827)

Other income & expenses	8,549	(22,316)
(Loss) gain from foreign currency transactions	(869)	416

Loss before tax	$(475,333)	$(824,727)
Income tax (benefit) expense	-	(124,734)

Net Loss	$(475,333)	$(699,993)

Revenues

During the year ended December 31, 2011, we generated a total of $2,245,389 in revenues as compared to $1,274,505 for the year ended December 31, 2010.  Of the $970,884 year over year increase in revenues, $782,437 was generated by the Agile business for the following two reasons: (a) realizing a full year of revenues (as opposed to only eight months of revenue in 2010); and (b) an increased level of activity in that line of business. In addition, we realized $281,734 of higher software development revenues from on-going and one-off customer projects. These increases were offset by a decline of $101,199 in software support and maintenance revenues due to the non-renewal or decrease in size of some customer agreements.  The eBN and media businesses combined for an aggregate revenue increase of $7,912 in 2011 as compared to 2010.

Cost of Revenues

Cost of revenues for the year ended December 31, 2011 was $1,355,873 compared to $628,937 for the year ended December 31, 2010.  The largest component of the year over year increase of $726,936 is the expensing in 2011 of internal labor that was previously capitalized in 2010 for internally developed software assets ($363,737).  Other components of the increase are: $190,615 due to full-year realization of salaries and expenses associated with Agile; $171,925 due to headcount and expenses added to support software development, support and maintenance; $17,500 is related to salaries to support the eBN business; and, a decrease of $16,841 is due to a reduction in depreciation and amortization expense related to capitalized labor and software acquired as part of the Merger Transaction.

Expenses

Overall operating expenses for the year ended December 31, 2011 were $1,372,529 compared to $1,448,395 for the year ended December 31, 2010.  Of the $75,866 year over year decrease in total operating expenses, following are the primary components of the change: a decrease of $243,667 due to the non-recurring asset impairment charge taken in 2010 related to software and software acquired during the Merger Transaction, an increase of $52,880 related to administrative office leases, an increase of $52,523 related to new hiring in back-office support areas and related insurance expenses, an increase of $22,679 for professional fees related to public company compliance, an increase of $24,228 in computer, office and telephone expenses and a net increase of $15,491 in other administrative costs.

Asset Impairment

During the year ended 2011, the Company performed an asset impairment test on the software acquired in connection with the Merger Transaction, mainly software assets, and it was determined that the fair value exceeded the carrying value of the assets. Thus, the Company did not record an impairment charge.

Net (Loss) Income

The Company had a net loss of $475,333 for the year ended December 31, 2011, compared to a net loss of $699,993 for the year ended December 31, 2010.  Included in the years ended 2011 and 2010 was a foreign currency transaction loss of $869 and a foreign currency transaction gain of $416, respectively, an income tax benefit of $0 in 2011 and income tax benefit of $124,734 in 2010.  During 2011, the Company realized a gain on the forgiveness of debt of $56,498, due to the forgiveness of accrued but unpaid interest expense, as compared to a gain on the forgiveness of debt of $10,000 in 2010.

Liquidity and Capital Resources

Financial Condition

Net cash used in operating activities during 2011 was $228,499 as compared to net cash provided by operating activities during 2010 of $105,480.  The higher use of cash in operating activities during the year ended December 31, 2011 is primarily due to the use of cash, as opposed to common stock issuance, to pay for operating expenses arising from additional headcount at the corporate and business unit level, higher marketing expenses and professional expenses related to being a public company. In addition, accounts receivable increased substantially ($530,055) in 2011 over 2010 due to the Company’s revenue increase, but this was entirely offset by a similar increase ($550,064) in accounts payable and accrued expenses.

Net cash used in investing activities were $12,427 and $363,631 for the years ended December 31, 2011 and 2010, respectively.  The net cash used in investing activities decreased as the Company did not incur any capital expenditure on capitalized  software development costs during the year ended December 31, 2011.

Net cash provided by financing activities increased for the year ended December 31, 2011 as compared to the prior year ended December 31, 2010 due to lesser principal repayments on debt in 2011 versus 2010 and combined cash proceeds from the sale of common stock and debt issuances in 2011 was $277,033 as compared to $276,000 in 2010.

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

In 2011, while the Company did not have the burden of the redundant compensation expense ($398,500) and asset impairment charge ($243,667) as in 2010, it did incur substantial additional expenses related to the addition of Agile coaches and trainers, marketing and account management personnel, insurance expense, occupancy expenses and back-office support staff. The net effect of these actions is that compensation plus selling, general and administration expenses decreased marginally from 2010 to 2011.

As of December 31, 2011 and 2010, the Company had working capital deficits (Current Liabilities exceeded Current Assets) of $586,813 and $548,786, respectively.  The Company had accumulated deficits of $1,680,416 and $1,205,083 as of December 31, 2011 and 2010, respectively. While there is no assurance that the Company will generate sufficient net income in subsequent years such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As presented in the accompanying consolidated financial statements, the Company incurred a net loss of $475,333 for the year ended December 31, 2011, an accumulated deficit of $1,680,416 and was in a negative working capital position (current liabilities exceeded current assets) of $586,813 as of December 31, 2011.

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

Management’s Plans Relating to Future Liquidity

As of December 31, 2011 and 2010, the Company had $16,960 and $27,353, respectively, in cash.  The reason the Company maintains such low levels of cash is that it is committed to meet its operating needs and principal repayments on debt through internally-generated cash flow. In order to achieve its growth objectives, the Company will need additional sources of capital to fund working capital and capital investments. To achieve this the Company intends to seek alternate methods of financing including bank loans, bank lines of credit, accounts receivable factoring facilities and other available fund-raising methods to enhance its working capital position. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so on satisfactory terms and conditions, if at all.  There can be no assurance that efforts to raise adequate capital will be successful nor any assurance that these funds will be sufficient to enable the Company to attain profitable operations or continue as a going concern.  To the extent that the Company is unsuccessful in obtaining additional funding, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital Expenditures

During 2011, we made capital investments in fixed assets in the amount of $12,427, as compared to $363,631 during 2010.  Most of the Company’s capital expenditure program in 2010 was related to the capitalization of labor associated with software development. As the project work was completed in 2010, the Company did not incur any capital expenditure related to the capitalization of software development in 2011. The depreciation expense related to capitalized labor is recorded as Cost of Revenues in the consolidated statement of operations.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and/or services rendered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not been delivered and/or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product and/or services has been delivered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing 605-25 on our consolidated financial position and results of operations was not significant.

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

The Company does not have any employee stock options, warrants or employee stock purchase plans as of December 31, 2011 and 2010.

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

Newly Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently assessing the impact of this update on our consolidated financial statements.

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

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

RBSM, LLP began serving as the Company’s new independent registered public accounting firm on March 9, 2011, the date of approval by the Company’s board of directors.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2011.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

The following table sets forth the officers and directors of Santeon Group, Inc. as of December 31, 2011.

Name	Age	Position
Dr. Ashraf M. Rofail	46	Chairman of the Board and Chief Executive Officer
Dr. Ahmed Sidky	32	Executive Vice President and Director
Mr. Ashraf Yacoub	46	Independent Director
Mr. Mark Guirgis	44	Acting Chief Financial Officer

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

Mr. Mark Guirgis, Acting Chief Financial Officer

Mr. Guirgis has served as Acting Chief Financial Officer of the Company since September 2011. In this capacity, Mr. Guirgis has responsibility for all financial operations, reporting, treasury, SEC compliance and investor relations.  In addition to these responsibilities, he oversees all internal and external legal matters, human resources and administration. Prior to joining Santeon, he served as Vice President, Planning & Analysis and Corporate Treasurer at Primus Telecommunications Group, Incorporated (PTGi) from 1998 to 2011 with responsibility for financial planning, mergers and acquisitions, global cash and risk management, general corporate development activities, financial and industry analysis and capital markets transactions. Prior to joining PTGi, Mr. Guirgis was Manager of Corporate Planning and Analysis at MCI Communications Inc., where he worked from 1993 to 1998.  Mr. Guirgis has a Master of Business Administration in Finance and Investments from The George Washington University and a Bachelor of Arts degree in Economics from the State University of New York at Stony Brook.

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

During 2011, the Audit Committee did not meet nor did it take action by written consent.

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

The limitation of liability and indemnification provisions in our restated certificate of incorporation and bylaws may discourage shareholders from bringing a lawsuit against directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against directors and officers, even though an action, if successful, might benefit our shareholders and us. A shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of Santeon Group, Inc. at any time during the years ended December 31, 2011 and 2010, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2011 and 2010. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2011 and 2010.

Summary Compensation Table

				Equity Compensation ($)				Fringe
		Salary ($)	Bonus ($)	RSU's	Options	Other (3)	Sub-total	Benefits ($)	Total ($)

Dr. Ahraf M. Rofail	2011	$180,000	$-	$-	$-	$182,263	$182,263	$16,598	$378,861
	2010	127,076	-	-	-	30,000	30,000	13,200	170,276

Dr. Ahmed Sidky	2011	180,000	-	-	-	-	-	16,598	196,598
	2010	90,000	-	-	-	30,000	30,000	7,700	127,700

Doug Hay (1)	2011	-	-	-	-	-	-	-	-
	2010	-	-	-	-	120,000	120,000	-	120,000

John Castiglione (2)	2011	-	-	-	-	1,750	1,750	-	1,750
	2010	250	-	-	-	78,750	78,750	-	79,000

Jason Sunstein (2)	2011	22,500	-	-	-	-	-	-	22,500
	2010	7,500	-	-	-	75,000	75,000	-	82,500

Mark Guirgis (3)	2011	47,375	-	-	-	68,119	68,119	4,292	119,786
	2010	-	-	-	-	-	-	-	-

(1)	On December 30, 2010, Mr. Hay resigned as both officer and director of Santeon Group, Inc.
(2)	Effective October 1, 2010, both Messrs. Castiglione and Sunstein ceased to be officers and directors of Santeon Group, Inc.
(3)	Other represents stock-based compensation paid to officers of the Company stock in lieu of cash.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

On May 12, 2010, the Company entered into employment agreements with Mssrs. Rofail and Sidky. Set forth below is a summary of the general terms and conditions the employment agreements:

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

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2011, for each named executive officer.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Options Exercise Price ($)	Equity Incentives Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dr. Ahraf M. Rofail	2011	-	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-	-

Dr. Ahmed Sidky	2011	-	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-	-

Doug Hay (1)	2011	-	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-	-

John Castiglione (2)	2011	-	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-	-

Jason Sunstein (2)	2011	-	-	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-	-	-

(1)	On December 30, 2010, Mr. Hay resigned as both officer and director of Santeon Group, Inc.
(2)	Effective October 1, 2010, both Messrs. Castiglione and Sunstein ceased to be officers and directors of Santeon Group, Inc.

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2011 and 2010.

		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

CURRENT DIRECTORS
Dr. Ahraf M. Rofail	2011	$-	$-	$-	$-	$-	$-	$-
	2010	-	-	-	-	-	-	-

Dr. Ahmed Sidky	2011	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-

Doug Hay (1)	2011	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-

Ashraf Yacoub	2011	-	-	-	-	-	-	-

FORMER DIRECTORS
John Castiglione (2)	2011	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-

Jason Sunstein (2)	2011	-	-	-	-	-	-	-
	2010	-	-	-	-	-	-	-

(1)	On December 30, 2010, Mr. Hay resigned as both officer and director of Santeon Group, Inc.
(2)	Effective October 1, 2010, both Messrs. Castiglione and Sunstein ceased to be officers and directors of Santeon Group, Inc.

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

All percentages in the following table are based on a total of 479,988,421 shares of common stock outstanding (including 208,341,591 shares of common stock to be issued that were not physically certificated until 2012 due to an administrative delay but are considered as outstanding as of December 31, 2011 for the weighted average number of shares outstanding and earnings (loss) per share computations).  Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Santeon Group, Inc. 11720 Plaza America Drive, Suite 150, Reston, VA 20190.

			% of Total
Name of Beneficial Owner	Position	Shares Owned	Outstanding

Ashraf M. Rofail	Chairman & CEO	131,308,210	27.4%
Jason Sunstein	Former officer and director	53,308,188	11.1%
John Castiglione	Former officer and director	51,372,999	10.7%
Ahmed Sidky	Officer and director	10,789,474	2.2%
Mark Guirgis	Acting Chief Financial Officer	7,142,813	1.5%
Ashraf Yacoub	Independent director	-	0.0%

All active directors and executive officers as a group		149,240,497	31.1%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

        Please see Item 10 of this Form 10-K for the information required under this Item.

Item 14.  Principal Accounting Fees and Services

RBSM, LLP began serving as the Company’s independent registered public accounting firm on March 9, 2011, the date of approval by the Company’s board of directors.  RBSM did not incur or bill the Company for professional services during the year ended December 31, 2010 in connection with their audit of our December 31, 2010 consolidated financial statements as the work commenced after December 31, 2010.  For the year ended December 31, 2010, the Company’s former independent registered auditor was Swalm & Associates, P.C.; thus, the audit fees presented below for the year ended December 31, 2010 reflect the fees charged to the Company by this firm.

The aggregate fees billed to us by RBSM LLP, our principal registered public accounting firm, for professional services rendered during the year ended December 31, 2011 are summarized in the table below under “Year Ended December 31, 2011”:

	Year Ended December 31, 2011	Year Ended December 31, 2010

Audit Fees (1)	$66,855	$28,725

Audit Related (2)	-	-

Tax (3)	-	5,000

All Other Fees (4)	-	-

	$66,855	$33,725

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

(4) All other fees consist of fees billed for all other services.

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

1.	Financial Statements

–	Report of Independent Registered Public Accounting Firm
–	Consolidated Balance Sheets as of December 31, 2011 and 2010
–	Consolidated Statements of Operations for the Years Ended December 31, 2011 and 2010
–	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2011 and 2010
–	Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010
–	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Exhibit Title
2.1	Plan and Agreement of Merger by and between SI Acquisition Corp. and Santeon Inc. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
3.1	Certificate of Incorporation. (Incorporated by reference to our Current Report on Form 8-K filed on September 30, 2003)
3.2	Bylaws. (Incorporated by reference to our Current Report on Form 8-K filed on September 30, 2003
10.1	Second Amended and Restated Employment Agreement between Registrant and John L. Castiglione. (Incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2012)
10.1 (a)	Independent Consulting agreement between Registrant and John L. Castiglione dated October 7, 2010 (Incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2012)
10.1 (b)	Resignation of John L. Castiglione dated September 1, 2010 as Member of the Board of Directors. (Incorporated by reference to our Annual Report on Form 10-K filed on March 26, 2012)
10.2	Second Amended and Restated Employment Agreement between Registrant and Jason Sunstein. (Incorporated by reference to our Annual Report on Form 8-K filed on October 12, 2010)
10.3	Amended and Restated Employment Agreement between Registrant and David Loflin.
10.4	Employment Agreement between Registrant and Ahmed Sidky. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.5	Employment Agreement between Registrant and Ashraf M. Rofail. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.6	Third Amended and Restated Employment Agreement dated August 28, 2009, by and between Registrant and David Loflin. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.7	Employment Agreement between Registrant and Marc Lord. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.10	Employment Agreement between Registrant and Douglas Hay. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101 *	Interactive Data Files

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on August 15, 2012 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP, INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on August 15, 2012 by the following persons on behalf of the Registrant, in the capacities indicated:

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

We have audited the accompanying consolidated balance sheets of Santeon Group, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of Santeon Group, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered losses from operations and is experiencing difficulty in generating sufficient cash flows to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP

New York, New York
August 14, 2012

SANTEON GROUP, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND 2010

	2011	2010
ASSETS
Current assets:
Cash	$16,960	$27,353
Accounts receivable	581,479	41,101
Other current assets	15,160	8,783
Total current assets	613,599	77,237

Property and equipment, net	18,746	11,179
Software assets, net	394,887	524,553
Total non-current assets	413,633	535,732

Total Assets	$1,027,232	$612,969

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$861,879	$313,023
Notes payable - related party	97,033	65,000
Notes payable	241,500	248,000
Total current liabilities	1,200,412	626,023

Stockholders' deficit:
Common stock, par value $0.001, 700,000,000 shares authorized; 271,646,830 and 207,889,126 shares issued and outstanding as of December 31, 2011 and 2010, respectively	271,647	207,889
Common stock to be issued	484,590	285,542
Additional paid in capital	750,999	698,598
Accumulated deficit	(1,680,416)	(1,205,083)
Total stockholders' deficit	(173,180)	(13,054)

Total Liabilities and Stockholders' Deficit	$1,027,232	$612,969

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Years Ended December 31,
	2011	2010

Revenues	$2,245,389	$1,274,505

Cost of revenue	1,355,873	628,937
Gross Profit	889,516	645,568

Operating expenses:
General, selling and administration	1,367,669	1,201,958
Software impairment expenses	-	243,667
Depreciation and amortization	4,860	2,770
Total Operating expenses	1,372,529	1,448,395

Loss from operations	(483,013)	(802,827)

Other Income (Expenses):
Interest expense	(37,949)	(32,316)
Gain on forgiveness of debt	56,498	10,000
(Loss) gain from foreign currency transactions	(869)	416
Other expense	(10,000)	-
Total other income (expenses)	7,680	(21,900)

Loss before provision for income taxes	(475,333)	(824,727)

Provision for income tax expense (benefit)	-	(124,734)

Net Loss	$(475,333)	$(699,993)

Net loss per common share, basic and diluted	$(0.001)	$(0.002)

Weighted average number of common shares outstanding, basic and diluted	459,007,170	328,843,347

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Common stock		Common Shares To Be Issued		Additional Paid in	Accumulated	Total Shareholders'
	Shares	Par Value	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2009	183,189,126	183,189	18,281,111	212,840	-	(505,090)	(109,060)

Common stock to be issued to Santeon, Inc.'s shareholders in connection with the reverse acquisition on May 12, 2010	-	-	127,018,735	12,702	(12,702)	-	-
Common stock sold for cash	24,700,000	24,700	3,900,000	29,000	222,300	-	276,000
Stock-based compensation	-	-	-	-	489,000	-	489,000
Common stock issued for services	-	-	3,899,840	31,000	-	-	31,000
Net loss	-	-	-	-	-	(699,993)	(699,993)

Balance, December 31, 2010	207,889,126	$207,889	153,099,686	$285,542	$698,598	$(1,205,083)	$(13,054)

Common stock issued to Santeon, Inc.'s shareholders in connection with the reverse acquisition on May 12, 2010	47,018,735	47,019	(47,018,735)	$(4,702)	$(42,317)	-	-
Common stock sold for cash	-	-	34,887,302	208,000	(3,000)	-	205,000
Stock-based compensation	16,738,969	16,739	(1,000,000)	(12,500)	97,718	-	101,957
Common stock to be issued for accrued interest	-	-	1,250,000	8,250		-	8,250
Net loss	-	-	-	-	-	(475,333)	(475,333)

Balance, December 31, 2011	271,646,830	$271,647	141,218,253	$484,590	$750,999	$(1,680,416)	$(173,180)

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Year ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(475,333)	$(699,993)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	134,527	390,445
Gain on forgiveness of debt	(56,498)	(10,000)
Common stock issued and to be issued for compensation and consulting services	101,957	520,000
Common stock to be issued for interest expense	8,250	-
Bad debt expenses	6,423	-
Changes in operating assets and liabilities:
Accounts receivable	(546,801)	(16,746)
Other current asset	(6,377)	(8,783)
Accounts payable and accrued expenses	605,354	55,291
Accrued tax payable	-	(124,734)
Net cash (used in) provided by operating activities	(228,499)	105,480

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,427)	(3,467)
Capitalized labor for software development	-	(360,164)
Net cash used in investing activities	(12,427)	(363,631)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	205,000	276,000
Proceeds from issuance of notes payable	72,033	-
Repayment of notes payable	(46,500)	(68,500)
Net cash provided by financing activities	230,533	207,500

Net decrease in cash	(10,393)	(50,651)
Cash, beginning of the year	27,353	78,004

Cash, end of the year	$16,960	$27,353

Supplemental disclosures of cash flow information:
Income tax paid	$-	$-
Interest paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Asset aquired in connection with reverse merger	$-	$147,831
Liabilities assumed in connection with reverse merger	$-	$147,831

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

Note 1	Significant Accounting Policies

Nature of Company

Santeon Group, Inc. (“SGI” or the “Registrant), a publicly traded Delaware corporation formerly known as Ubroadcast, Inc. (“ubroadcast”), originally formed as a Nevada corporation that was reincorporated under the laws of the State of Delaware in 2009.  The Registrant’s subsidiary, SI Acquisitions, Inc., consummated a reverse merger transaction on May 12, 2010 with Santeon, Inc., a privately held Delaware corporation formed in 2001, the accounting acquirer. Upon completion of the reverse merger transaction, the Registrant changed its name to Santeon Group, Inc. and the historical financial statements are those of Santeon, Inc., the surviving entity and accounting acquirer. All references that refer to (the “Company” or “SGI” or “we” or “us” or “our”) are Santeon Group, Inc., the Registrant, and its wholly owned subsidiaries unless otherwise differentiated.  We are a diversified software development and services company specializing in the development of software to facilitate business process management (“BPM”) and document management for the healthcare, environmental/energy and media sectors. We offer innovative software solutions for that enable organizations to optimize performance and maximize their revenues. Our clients include state and local governments, federal agencies and numerous private sector customers.

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

Basis of Consolidation

As of December 31, 2011, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt operating as a branch office under Santeon, Inc.  The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform with the current year’s financial statements presentation.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification subtopic 605-10, Revenue Recognition (“ASC 605-10”) which requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products and/or services delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.  The Company defers any revenue for which the product has not yet been delivered and/or service has not yet been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered and/or service rendered or no refund will be required. ASC 605-10 incorporates Accounting Standards Codification subtopic 605-25, Multiple-Element Arrangements (“ASC 605-25”). ASC 605-25 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets.  The effect of implementing 605-25 on our consolidated financial position and results of operations was not significant.

 The Company’s sources of revenues include: (1) fees from Agile training services, which includes the revenue for training classes that range in duration from 1 to 3 days, which are recognized immediately after the completion of the training class and deemed to be earned; (2) customized software development, which includes software systems support revenues and are recognized when completed and invoiced to the customer; and (3) software license fees, which includes sales of licenses to use or re-sell pre-existing software, including client consulting, either on a fixed fee or a per end-user fee arrangement and are recognized over the term that the license for use is granted to the customer (one month, one year, etc.).

Cost of Revenue

The Company accounts for the direct costs of revenue as Cost of Revenue (“COR”). These include, software purchased for resale, the cost of producing and printing training materials, the cost of Agile training professionals, and the labor cost of software developers whose sole job responsibility is developing and supporting software for resale to our customers.

The Company believes the software products developed by its software developers has a significant useful life and thus amortizes the capitalized labor cost of the software developers (“Capitalized Labor”) over a five-year period.  The Capitalized Labor amortization expense is reflected in the COR line of the consolidated statements of operations. The Company undertakes to periodically evaluate the net carrying value of the Capitalized Labor and resulting amortization expense to determine if the net present value of future cash flows as per ASC 985-20, Software-Costs of Software to be Sold, Leased or Marketed.

Cash

The Company considers cash to consist of cash on hand and temporary investments having an original maturity of 90 days or less that are readily convertible into cash.

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

The Company records allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the specific customer or product sold. The Company writes-off a receivable and charges it against the recorded allowance when the Company has exhausted its collection efforts without success. As of December 31, 2011 and 2010, the Company had written off $6,423 of receivables it felt were in question or uncollectible.  The Company currently has no reserves for uncollectible accounts as of December 31, 2011 and 2010.

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

For the year ended December 31, 2011, two customers accounted for 21% each of total revenue, representing a material amount of customer concentration.  For the year ended December 31, 2010, one customer accounted for 19% of total revenue.

For the year ended December 31, 2011, two customers accounted for 26% and 23% of total accounts receivable, representing a material amount of credit risk.

Reliance on Key Personnel and Consultants

The Company has 50 support staff, of whom 20 are located in the United States and three are executive officers. The Company is heavily dependent on the continued active participation of the current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

Earnings (Loss) Per Share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were no common share equivalents at December 31, 2011 and 2010.

The Company has included in total shares outstanding of 479,988,421, as of December 31, 2011, 208,341,591 shares of common stock to be issued that were not physically certificated until after 2011 in computing the weighted average number of common shares outstanding and earnings (loss) per share computations as if they were outstanding during the year ended December 31, 2011.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the years ended December 31, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We are currently assessing the impact of this update on our consolidated financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Non-controlling Interest

On the date of the Merger Transaction, there was eight-tenths of one percent (0.8%) of the shareholders of Santeon, Inc. that did not participate in the Merger Transaction (the “Non-participating Shareholders”).  It is Management’s opinion, that the Non-participating Shareholders are not dissenters to the Merger Transaction; rather, the shares owed to them as part of the Merger Transaction have yet to be issued. The total amount of shares to be issued to the Non-participating Shareholders is 1,045,803 shares.  The Company has not accounted for the 0.8% non-controlling interest in Santeon, Inc. in its consolidated financial statements for the years ended December 31, 2011 and 2010 and it is Management’s opinion that the impact of not accounting for this non-controlling interest on the Company’s consolidated financial statements does not have a material effect on its consolidated financial position, results of operations nor cash flows.

Foreign Currency Transactions

The Company’s functional and reporting currency is the United States dollar and has adopted FASB ASC topic 830 “Foreign Currency Matters”).  Occasional transactions may occur in Egyptian pounds when the Company’s Egypt branch office conducts business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction.  That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in the consolidated statements of operations.  The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company recognized a loss from foreign currency transactions of $869 for the year ended December 31, 2011 and a gain from foreign currency transactions of $416 for the year ended December 31, 2010, respectively.

Note 2	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying consolidated financial statements, the Company incurred a net loss of $475,333 and $699,993 for the years ended December 31, 2011 and 2010, respectively, accumulated deficits of $1,680,416 and $1,205,083 as of December 31, 2011 and 2010, respectively, and a negative working capital position (current liabilities exceeded current assets) of $586,813 and $548,786 as of December 31, 2011 and 2010, respectively.

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

Note 3	Property, Plant and Equipment

        Property and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010

Computer equipment	$34,918	$31,610
Furniture and fixtures	13,824	4,705
Telephone equipment	619	619

Total property and equipment	49,361	36,934
less: Accumulated depreciation	(30,615)	(25,755)

Property and equipment, net	$18,746	$11,179

During the years ended December 31, 2011 and 2010, depreciation expense charged to operations was $4,860 and $2,770, respectively.

Note 4	Software and Software Under Development

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

The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. For the years ended December 31, 2011 and 2010, the Company capitalized labor costs of $0 and $640,056, respectively. Amortization expense, specifically related to the capitalization of software development, of $128,011 and $93,342 has been recorded under cost of revenues for the years ended December 31, 2011 and 2010, respectively, related to the capitalized labor costs. Also, included in cost of revenue is amortization expense related to software of $1,656 and $50,667 for the years ended December 31, 2011 and 2010, respectively. The table below reflects the capitalized software costs as of December 31, 2011 and 2010, respectively.

	2011	2010

Software, net of accumulated amortization of $250,689 and $122,677 at December 31, 2011 and 2010, respectively	$389,368	$517,379

Acquired software, net of accumulated amortization of $52,322 and $50,667 at December 31, 2011 and 2010, respectively and accumulated impairment of $243,667 at December 31, 2011 and 2010.	5,519	7,174

Software assets, net	$394,887	$524,553

Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. Impairment charges of $0 and $243,667 were recognized for the years ended December 31, 2011 and 2010, respectively for the Company’s acquired software.

Note 5	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2011 and 2010 are comprised of the following:

	2011	2010

Trade payables	$313,205	$86,716
Accrued compensation	316,340	14,058
Accrued interest	66,864	93,664
Other accrued expenses	165,470	118,585

Total accounts payable and accrued expenses	$861,879	$313,023

Note 6	Notes Payable

As of December 31, 2011 and 2010, the Company had outstanding notes payable as follows:

	2011	2010

8.50% Secured Promissory Note due November 2005	$-	$6,500

15.00% Unsecured Note due July 2007	45,000	45,000

10.00% Unsecured Convertible Promissory Note due August 2008 (1)	196,500	196,500

	$241,500	$248,000

 (1) The conversion feature on the 10.00% Unsecured Convertible Promissory Note due August 2008 expired on May 11, 2011.

All of the notes payable above are classified as short-term as of December 31, 2011 and 2010 as the maturity dates lapsed and the Company is currently negotiating with the lenders for revised repayment terms.

During the year ended December 31, 2011, the holder of the 15.00% Unsecured Note due July 2007 agreed to waive all accrued and unpaid interest from the original date of issuance, August 6, 2005, until September 30, 2011, resulting in a Gain on forgiveness of debt of $56,498.

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

At December 31, 2011, the Company had available for federal income tax purposes a net operating loss carry-forward of approximately $2,200,000, expiring through the year 2031, that may be used to offset future taxable income.  The availability of the net operating loss carry-forward to offset future taxable income may be subject to limitations under the Internal Revenue Service tax code due to a variety of reasons, one of them being a significant change in the composition of the Company's stock ownership. Therefore, the Company has provided a valuation allowance against the availability of the net operating loss benefit based on management’s assessment of the earnings history and future limitations as it is more likely than not that the benefits will be realized.

The provision for income taxes (benefit) for the years ended December 31, 2011 and 2010 was as follows:

	Years Ended December 31,
	2011	2010
Current income tax expense (benefit)
Federal	$(138,711)	$(205,613)
State	(16,156)	(23,948)
Total	(154,867)	(229,561)

Deferred income tax (benefit)
Federal	(21,777)	93,892
State	(2,536)	10,935
Total	(24,313)	104,827

Change in valuation allowance	179,180	-

Provision for income tax (benefit)	$-	$(124,734)

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and the tax purposes.  The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

	Years Ended December 31,
	2011	2010
Deferred tax assets:
Federal net operating loss carry-forward	$748,624	$894,472
State net operating loss carry-forward	87,193	104,180
Depreciation and amortization	-	-
Permanent difference	1,256	2,442
Total deferred tax assets	837,073	1,001,094
Less: valuation allowance	(721,729)	(801,163)

Net long-term deferred tax assets	115,344	199,931

Deferred tax liabilities:
Software and software development	(109,765)	(198,243)
Fixed assets	(5,579)	(1,688)
Long-term deferred tax liabilities	(115,344)	(199,931)
Net deferred tax asset (liabilities)	$-	$-

    The Company has not yet filed its corporate tax returns for the years ended December 31, 2011 and 2010.  In addition, the Company’s wholly-owned subsidiary, Santeon, Inc. has not yet filed its stand-alone tax returns for the short year ended December 31, 2010.  The Company is in the process of having these tax returns filed with appropriate U.S. federal and state tax authorities.

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

    The Company is authorized to issue 700,000,000 shares of its common stock, with par value of $0.001 per share.  For the years ended December 31, 2011 and 2010, there were 271,646,830 and 207,889,126 shares of common stock issued and outstanding, respectively.

    In May 2010, the Company acquired 99.2% of the issued and outstanding capital of Santeon in exchange for an aggregate amount of 127,018,735 shares of its common stock in connection with the Merger Transaction.  The Merger Transaction has been accounted for as a reverse acquisition in substance as a capital transaction.  All references to common stock, share and per share amounts have been retroactively restated to reflect the reverse recapitalization as if the transaction had taken place as of the beginning of the earliest period presented.

    Included in the Company’s calculation of total shares outstanding (479,988,421 shares) are 208,341,591 shares of common stock that were not physically certificated until after 2011 due to an administrative delay. These previously un-certificated shares have been included for purposes of calculating weighted average common shares outstanding and earnings (loss) per share as if they had been certificated when authorized for issuance.

Subsequent to December 31, 2011, the Company’s Board authorized issuance of common shares as follows:

1.	2,500,000 shares of common stock were issued to a certain senior employee of the Company pursuant to an employment agreement and were valued at $22,500.

During the year ended December 31, 2011, the Company issued shares of its common stock as follows:

1.	47,018,735 shares of common stock were physically certificated during 2011 to Santeon, Inc.’s shareholders in connection with the Merger Transaction that occurred in 2010.

2.
34,887,302 shares of common stock were issued for cash to certain investors for $205,000 in cash during the period from January to May 2011. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

3.	13,738,969 shares of common stock were issued to a former officer of the Company as stock-based compensation for services rendered during 2010.

4.
7,142,813 shares of common stock were issued as stock-based compensation to the Company’s Acting Chief Financial Officer pursuant to a consulting agreement and were valued at $68,119. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

5.
1,250,000 shares of common stock were issued in December 2011 to a certain individual as payment of interest expense in lieu of cash pursuant to a short-term loan agreement between the Company and the lender, which shares are valued at $8,250. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

6.
2,406,761 shares of common stock were issued to a certain senior employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $17,088. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

7.	3,000,000 shares of common stock were issued to a former employee of the Company as compensation pursuant to an employment agreement and were valued at $15,000.

8.	194,444 shares of common stock were issued to a former employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $1,750.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares not physically certificated until after 2011 have been included in the 2011 calculations of weighted average number of common shares outstanding and earnings (loss) per share as they are considered outstanding.

During the year ended December 31, 2010, the Company issued shares of its common stock as follows:

1.	28,600,000 shares of common stock were sold to various investors at fair value of $276,000 for cash. These shares were not physically certificated until after 2010.

2.
In connection with the Merger Transaction on May 12, 2010, 127,018,735 shares of the Company’s common stock were issued in exchange for 99.2% of the issued and outstanding capital stock of Santeon.  These shares were not physically certificated until after 2010.

3.	3,899,840 shares of common stock were issued for services valued at $31,000.

4.	70,312,734 shares of common stock were issued for services incurred during the year ended December 31, 2010, which were valued at $491,000.

5.	18,281,111 shares of common stock authorized to be issued by the Board prior to the completion of the Merger Transaction, but were not physically certificated until after 2010.

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

Warrants and Stock Options

    There were no outstanding warrants, preferred shares or common stock options issued or outstanding at December 31, 2011 and 2010.

Note 9	Commitments and Contingent Liabilities

Occupancy Leases

    The Company had no commitments or contingent liabilities outside the normal course of business.  The Company has administrative office lease agreements that are mostly long-term (greater than one year), the aggregate amount of minimum future payments were $419,226 as of December 31, 2011.

Future minimum lease commitments under non-cancellable leases are as follows:

Years ending December 31,
2012	$73,794
2013	57,384
2014	59,673
2015	62,056
2016	64,533
Thereafter	101,786
Total	$419,226

Rent expense charged to operations amounted to $75,697 and $23,095 for the years ended December 31, 2011 and 2010, respectively.

Employment agreements

On the Merger Transaction date, the Company entered into employment agreements with certain officers and employees of the Company for initial terms of three years. The aggregate annual base salaries under those agreements as of the Merger Transaction date was $1,020,000; however, many of the officers and employees who received employment agreements have since left the Company after 2010. Currently, there are 2 remaining officers with continuing employment agreements that amount to $360,000 per annum in the aggregate.

Litigation

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2011 and 2010, respectively.

Note 10	Related Party Transactions

Unsecured Loan Agreement due December 2011

In January 2011, a relative of one of the Company’s directors extended to the Company a non-interest bearing loan in the amount of fifty thousand US dollars ($50,000) for a period of twelve months. The purpose of the loan was to provide capital for growth and general operating needs for Santeon, Inc.  In lieu of cash interest, the lender accepted one million two hundred fifty thousand (1,250,000) shares of the Company’s common stock, which were valued at $8,250, as compensation for the loan. During 2011, the Company repaid twenty thousand dollars ($20,000) of the principal and as a result at the end of the year, thirty thousand dollars ($30,000) remained outstanding.

Loan from Officer

In June 2011, an officer of the Company extended a loan to the Company in the amount of twenty-two thousand thirty-three dollars ($22,033) for a period of one year. The terms of the loan agreement state that the loan will be interest-free for the first year, but if any part of the loan remained unpaid after the one-year anniversary, the unpaid principal would accrue interest monthly based on an annual rate of 12.00%.

ICAgile

The Company provides Agile training, coaching and consulting to certain of its customers. As a vital part of the training program, the Company provides attendees with Agile certificates that evidence their attendance at the class and provides them, in certain cases, with continuing professional education credits. The certifying agency for the certificates that the Company provides to Agile training class attendees is the International Consortium for Agile (“ICAgile”).  For the years ended December 31, 2011 and 2010, the Company paid $10,640 and $0, respectively, to ICAgile for training course attendee certifications.

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

As of December 31, 2011 and 2010, the settled outstanding loan balance was $45,000 and $65,000, respectively.

Note 11	Subsequent Events

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

In the first quarter 2012, the Company’s Board authorized the issuance of 2,500,000 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement and these shares were valued at $22,500.

In the first quarter 2012, the Company entered into a material sub-contractor agreement with The MITRE Corporation to provide Agile coaching and consulting services to the US Department of Homeland Security.

In April 2012, the Company renegotiated with the lender the terms of the 10.00% Unsecured Convertible Promissory Note due August 2008. The new terms stipulate a monthly payment of $6,015 for 36 months, commencing April 2012, until the new note is fully satisfied in March 2015.

As of the date of this filing, all previously authorized but unissued common shares of the Company have been certificated and issued to the respective recipients.