Form 10-Q
period 2011-03-31
SANTEON GROUP, INC.
filed 2012-08-31
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☒ No ☐

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
Yes ☐ No ☒

As of July 31, 2012, there were 477,264,043 shares outstanding of the issuer’s common stock.

SANTEON GROUP, INC.

INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash	$6,808	$27,353
Accounts receivable	209,056	41,101
Other current assets	8,596	8,783
Total current assets	224,460	77,237

Property and equipment, net	19,088	11,179
Software assets, net	492,137	524,553
Total non-current asset	511,225	535,732

Total Assets	$735,685	$612,969

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$502,879	$313,023
Notes payable - related party	107,000	65,000
Notes payable	241,500	248,000
Total current liabilities	851,379	626,023

Stockholders' deficit:
Common stock, par value $0.001, 700,000,000 shares authorized 207,889,126 shares issued and outstanding as of March 31, 2011 and December 31, 2010	207,889	207,889
Common stock to be issued	308,542	285,542
Additional paid in capital	695,598	698,598
Accumulated deficit	(1,327,723)	(1,205,083)
Total stockholders' deficit	(115,694)	(13,054)

Total Liabilities and Stockholders' Deficit	$735,685	$612,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010
(Unaudited)

	March 31, 2011	March 31, 2010
		(As Restated)

Revenues	$510,054	$205,621
Costs of revenue	365,693	78,834
Gross Profit	144,361	126,787

Operating expenses:
General, selling and administration	256,834	133,555
Depreciation and amortization	1,209	546
Total Operating expenses	258,043	134,101

Loss from Operations	(113,682)	(7,314)

Other Income/(Expenses):
Interest expense	(8,035)	(7,619)
Gain on forgiveness of debt	-	10,000
(Loss)/Gain from foreign currency transactions	(923)	424
Total Other (Expense)/Income	(8,958)	2,805

Loss before provision for income taxes	(122,640)	(4,509)

Income tax (benefit) expense	-	-

Net loss	$(122,640)	$(4,509)

Net loss per common share, basic and diluted	$-	$-

Weighted average number of common shares outstanding, basic and diluted	438,153,768	174,204,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011
(Unaudited)

	Common stock		Common Shares To Be Issued		Additional Paid in	Accumulated	Total Stockholders'
	Shares	Par Value	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	207,889,126	$207,889	153,099,686	$285,542	$698,598	$(1,205,083)	$(13,054)

Common stock to be issued for cash	-	-	3,300,000	23,000	(3,000)	-	20,000
Net loss	-	-	-	-	-	(122,640)	(122,640)

Balance, March 31, 2011	207,889,126	$207,889	156,399,686	$308,542	$695,598	$(1,327,723)	$(115,694)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Unaudited)

	March 31, 2011	March 31, 2010
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(122,640)	$(4,509)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	33,625	17,881
Gain on forgiveness of debt	-	(10,000)
Changes in operating assets and liabilities:
Accounts receivable	(167,955)	8,762
Other current asset	187	-
Accounts payable and other payable	189,856	42,993
Net cash (used in) provided by operating activities	(66,927)	55,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(9,118)	-
Capitalized labor for software development	-	(110,109)
Net cash used in investing activities	(9,118)	(110,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	20,000	-
Proceeds from issuance of notes payable - related party	50,000	-
Repayment of notes payable - related party	(8,000)	-
Repayment of notes payable	(6,500)	(6,500)
Net cash provided by (used in) financing activities	55,500	(6,500)

Net decrease in cash	(20,545)	(61,482)
Cash, beginning of the period	27,353	78,004

Cash, end of the period	$6,808	$16,522

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Asset aquired in connection with reverse merger	$-	$-
Liabilities assumed in connection with reverse merger	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2011
(Unaudited and Restated)

Note 1.  Nature and Summary of Significant Accounting Policies

Nature of Company

Santeon Group, Inc. (“SGI” or the “Registrant), a publicly traded Delaware corporation formerly known as ubroadcast, Inc. (“ubroadcast”), originally formed as a Nevada corporation was reincorporated under the laws of the State of Delaware in 2009.  The Registrant’s subsidiary, SI Acquisitions, Inc., consummated a reverse merger transaction on May 12, 2010 with Santeon, Inc., a privately held Delaware corporation formed in 2002, the accounting acquirer. Upon completion of the reverse merger transaction, the ubroadcast changed its name to Santeon Group, Inc. and the historical financial statements are those of Santeon, Inc., the surviving entity and accounting acquirer. All references that refer to (the “Company” or “SGI” or “we” or “us” or “our”) are Santeon Group, Inc., the Registrant, and its wholly owned subsidiaries unless otherwise differentiated.  We are a diversified software development and services company specializing in the development of software to facilitate business process management (“BPM”) and document management for the healthcare, environmental/energy and media sectors. We offer innovative software solutions for that enable organizations to optimize performance and maximize their revenues. Our clients include state and local governments, federal agencies and numerous private sector customers.

Our corporate offices are located in Reston, Virginia with branch offices in Tampa, Florida and Cairo, Egypt.

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Santeon Group, Inc. have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the consolidated financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The results from operations for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2010, included in the Company’s annual report on Form 10-K filed with the SEC on March 26, 2012.

The condensed consolidated financial statements as of December 31, 2010 contained herein have been derived from the audited consolidated financial statements as at December 31, 2010, but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Basis of Consolidation

As of March 31, 2011, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt operating as a branch office under Santeon, Inc.  The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

The three months ended March 31, 2011 as compared to the three months ended March 31 2010 are not directly comparable as the three months ended March 31, 2010 reflect only the financial results of the private company Santeon, Inc. prior to the acquisitions of iVu Media, Inc., X2A Consulting LLC and ubroadcast, Inc. in February 2010, April 2010 and May 2010, respectively.  Further, the unaudited condensed consolidated statements of operations and cash flows reflecting the activity of ubroadcast for the three months ended March 31, 2010, as originally filed on June 4, 2010 and as amended on November 23, 2010, have been restated to reflect only the activity of Santeon, Inc.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in prior year’s financial statements to conform with the current year’s financial statements presentation.

Note 2.  Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $122,640 and $4,509 for the three months ended March 31, 2011 and 2010, respectively; accumulated deficits of $1,327,723 as of March 31, 2011 and $1,205,083 as of December 31, 2010; and a negative working capital position (current liabilities exceeded current assets) of $626,919 as of March 31, 2011 and $548,786 as of December 31, 2010.  These factors among others raise substantial doubt regarding the Company’s ability to continue as going concern.

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

The Company has undertaken further steps as part of a plan to improve operations with the goal of sustaining our operations for the next twelve months and beyond to address our lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3.  Merger, Acquisitions and Corporate Restructure

Prior to May 2010, the Company was known as ubroadcast, Inc. (“ubroadcast”), the owner of ubroadcast.com, an Internet broadcasting web site, and were in a series of unrelated businesses.  From January 2009 until May 2010, our principal business activity was the development of the ubroadcast.com proprietary software that provided a platform for hosting live interactive radio shows on the Internet.

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

The Registrant had nominal operations and minimal assets prior to and on the Merger Transaction date, May 12, 2010.  The transaction is in substance as a capital transaction or deemed as a reverse recapitalization, rather than a business combination; thus, no goodwill or other intangible assets have been recorded.

Note 4.  Capital Stock

During the three months ended March 31, 2011, the Company issued

1.	3,000,000 shares of common stock for cash, valued at $20,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued

2.	300,000 shares of common stock for cash, valued at $3,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after March 31, 2011 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three months ended March 31, 2011 and 2010 as they are considered outstanding.

Note 5. Software and Software Under Development

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

The acquired software was acquired in connection with the Merger Transaction completed on May 12, 2010, which consisted of media platforms (see Note 3).

The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. For the three months ended March 31, 2011 and 2010, the Company capitalized labor costs of $0 and $110,109, respectively. Amortization expense related to the capitalization of software development of $32,003 and $17,335 has been recorded under cost of revenues for the three months ended March 31, 2011 and 2010, respectively. Also, included in cost of revenue is amortization expense related to the acquired software of $414 and $0 for the three months ended March 31, 2011 and 2010, respectively. The table below reflects the capitalized software costs as of March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(unaudited)

Software, net of accumulated amortization of $154,680 and $122,677 at March 31, 2011 and December 31, 2010	$485,376	$517,379

Acquired software, net of accumulated amortization of $51,081 and $50,667 at March 31, 2011 and December 31, 2010 and accumulated impairment of $243,667 at March 31, 2011 and December 31, 2010.	6,761	7,174

Software assets, net	$492,137	$524,553

Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. Impairment charges of $0 and $243,667 were recognized for the periods ended March 31, 2011 and December 31, 2010, respectively for the Company’s acquired software.

Note 6: Notes Payable

As of March 31, 2011 and December 31, 2010, the Company had outstanding notes payable as follows:

	March 31, 2011	December 31, 2010
	(unaudited)
8.50% Secured Promissory Note due November 2005	$-	$6,500

15.00% Unsecured Note due July 2007	45,000	45,000

10.00% Unsecured Convertible Promissory Note due August 2008 (1)	196,500	196,500

	$241,500	$248,000

 (1) The conversion feature on the 10.00% Unsecured Convertible Promissory Note due August 2008 expired on May 11, 2011.

All of the notes payable above are classified as short-term as of March 31, 2011 and December 31, 2010 as the maturity dates lapsed and the Company is currently negotiating with the lenders for revised repayment terms.

Note 7. Related Party Transactions

Unsecured Loan Agreement due December 2011

In January 2011, a relative of one of the Company’s directors extended to the Company a non-interest bearing loan in the amount of fifty thousand US dollars ($50,000) for a period of twelve months. The purpose of the loan was to provide capital for growth and general operating needs for Santeon, Inc.  In lieu of cash interest, the lender accepted one million two hundred fifty thousand (1,250,000) shares of the Company’s common stock, that were valued at $8,250, as compensation for the loan during the fourth quarter of 2011.

Note 8. Restatement of Financial Statements for the quarter ended March 31, 2010

The Company has restated its unaudited condensed consolidated financial statements for the three months ended March 31, 2010 to reflect only the financial results of Santeon, Inc. rather than ubroadcast, or the legal acquirer as a result of the Merger Transaction since Santeon, Inc. is treated as the surviving entity and accounting acquirer.  Accordingly, the Company’s historical financial statements are those of Santeon, Inc.The net result of the reverse recapitalization accounting arising from the Merger Transaction, as more fully described in Note 3 above, is that the acquired company’s financials (Santeon, Inc.’s) are the surviving financials and are presented herein in place of the previously reported financial results of ubroadcast.

The net effect of the corrections made to the previously reported statements of operations and cash flows for the three months ended March 31, 2010 are summarized and presented below for comparative purposes with the three months ended March 31, 2011 financial resulted from the Merger Transaction:

The net effect of the restatement on the Statements of Operations is:

•	Revise previously reported revenues for the three months ended March 31, 2010 from $159,686 to $205,621.
•	Report cost of revenue of $78,834.
•	Revise previously reported operating expenses for the three months ended March 31, 2010 from $479,503 to $134,101.
•	Report net other income (expense) of $2,805 for the three months ended March 31, 2010.
•	Revise previously reported net loss for the three months ended March 31, 2010 from $319,817 to $4,509.
•	Revise the basic and dilutive weighted average common shares outstanding for the three months ended March 31, 2010 from 184,741,174 shares to 174,204,101 shares.

The net effect of the restatement on the Statements of Cash Flows is:

•	Revise previously reported cash used in operations of $54,006 for the three months ended March 31, 2010 to cash provided by operations of $55,127.
•	Report cash used in investing activities for the three months ended March 31, 2010 of $110,109.
•	Revise previously reported cash provided by financing activities of $50,833 for the three months ended March 31, 2010 to cash used in financing activities of $6,500.
•	Revise the previously reported ending cash balance for the three months ended March 31, 2010 from $1,067 to $16,522.

Following are reconciliations of the Company’s restatement of the unaudited condensed consolidated statements of operations and cash flows for the three months ended March 31, 2010 to present the correction of the previously reported unaudited condensed consolidated financial statements as amended and filed with the SEC on November 23, 2010.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited and Restated)

	As Reported	Net Change	As Restated

Revenues	$159,686	$45,935	$205,621

Costs of revenue	-	78,834	78,834
Gross Profit	159,686	(32,899)	126,787

Operating expenses:
General, selling and administration	444,137	(310,582)	133,555
Depreciation and amortization	35,366	(34,820)	546

Total operating expenses	479,503	(345,402)	134,101

Loss from operations	(319,817)	312,503	(7,314)

Other Income (Expenses):
Interest expense	-	(7,619)	(7,619)
Gain on forgiveness of debt	-	10,000	10,000
Gain from foreign currency transactions	-	424	424
Total other income	-	2,805	2,805

Loss before provision for income taxes	(319,817)	315,308	(4,509)

Income tax (benefit) expense	-		-

Net Loss	$(319,817)	$315,308	$(4,509)

Net loss per common share, basic and diluted	$(0.00)	$0.00	$-

Weighted average number of common shares outstanding, basic and diluted	184,741,174	10,537,073	174,204,101

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(Unaudited and Restated)

	As Reported	Net Change	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(319,817)	$315,308	$(4,509)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35,366	(17,485)	17,881
Gain on forgiveness of debt	-	(10,000)	(10,000)
Common stock issued and to be issued for compensation and consulting services	195,150	(195,150)	-
Common stock to be issued for expense	32,118	(32,118)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,680)	14,442	8,762
Other current assets	-	-	-
Accounts payable and accrued expenses	8,857	34,136	42,993
Net cash (used in) provided by operating activities	(54,006)	109,133	55,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	-	-
Capitalized labor for software development	-	(110,109)	(110,109)
Net cash used in investing activities	-	(110,109)	(110,109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	55,000	(55,000)	-
Repurchase of notes payable	(4,167)	4,167	-
Repayment of notes payble	-	(6,500)	(6,500)
Net cash provided by (used in) financing activities	50,833	(57,333)	(6,500)

Net decrease in cash	(3,173)	(58,309)	(61,482)
Cash, beginning of period	4,240	73,764	78,004

Cash, end of period	$1,067	$15,455	$16,522

Note 9. Subsequent Events

Subsequent to the end of the quarter ended March 31, 2011, the Company issued

1.	47,018,735 shares of common stock were physically certificated subsequently during 2011 to Santeon, Inc.’s shareholders in connection with the Merger Transaction that occurred in 2010.

2.	31,587,302 shares of common stock were subsequently sold for cash to certain investors for $185,000.

3.	13,738,969 shares of common stock were subsequently issued to a former officer of the Company as stock-based compensation for services rendered during 2010.

4.	3,000,000 shares of common stock were subsequently issued to a former officer of the Company as compensation pursuant to an employment agreement and were valued at $15,000.

5.
7,142,813 shares of common stock were subsequently to be issued as stock-based compensation to the Company’s Acting Chief Financial Officer pursuant to a consulting agreement and were valued at $68,119.

6.
2,406,761 shares of common stock were subsequently to be issued to a certain senior employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $17,088.

7.	194,444 shares of common stock were subsequently to be issued to a former employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $1,750.

8.	2,500,000 shares of common stock were subsequently issued to a certain senior employee of the Company pursuant to an employment agreement and were valued at $22,500.

9.
In the first quarter 2012, the Company entered into a material sub-contractor agreement with The MITRE Corporation to provide Agile coaching and consulting services to the US Department of Homeland Security.

10.
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

Critical Accounting Policies

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

General

The Company’s unaudited condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue, if any, and expenses, and the disclosure of contingent assets and liabilities.  Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors.  Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

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

For the quarter ended March 31, 2011, there were no warrants, preferred shares or common stock options issued and outstanding.

Impairment of Long-Lived Assets

The Company follows ASC 360, "Property, Plant and Equipment" which requires that long-lived assets and certain identifiable intangibles held and used by us be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of the long-lived assets and certain identifiable intangibles will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. ASC 360 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less disposal costs.

Fair Value of Financial Instruments

Accounting Standards Codification subtopic 825-10, Financial Instruments (“ASC 825-10”) requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and accrued liabilities, and short-term borrowings, as reflected in the unaudited condensed consolidated balance sheets, approximate fair value because of the short-term maturity of these instruments. All other significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the unaudited condensed consolidated financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practicable the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

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

Results of Operations.  First Quarter 2011 vs. First Quarter 2010

Revenues

During the three months ended March 31, 2011, we generated total revenues of $510,054 as compared to $205,621 for the three months ended March 31, 2010.  Of the $304,433 period over period increase in revenues, $227,087 was generated by the Agile business due to the acquisition of that business in April 2010, $145,990 was generated through new software development and maintenance customers and $8,858 was generated from web-site projects and media platform subscriptions. These increases were offset by a decline of $77,502 in software support and maintenance revenues.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2011 was $365,693 compared to $78,834 for the three months ended March 31, 2010.  The largest component of the period over period increase of $286,859 is the expensing in 2011 of internal labor that was previously capitalized in 2010 for internally developed software assets of ($156,439).  Other components of the increase are: $72,239 related to Agile expenses and $58,181 due to headcount and expenses added to support software development, support and maintenance.

Expenses

Overall operating expenses for the three months ended March 31, 2011 were $258,043 compared to $134,101 for the three months ended March 31, 2010.  Of the $123,942 period over period increase in total operating expenses, following are the primary components of the change: an increase of $72,885 for personnel and personnel-related expenses, $29,052 for professional fees and public-company compliance costs, $15,861 for increased administrative rent and utilities and an net increase of $6,559 in other administrative costs.

Net Loss

The Company had a net loss of $122,640 for the three months ended March 31, 2011, compared to a net loss of $4,509 for the three months ended March 31, 2010.  Included in the quarters ended March 31, 2011 and 2010 was a foreign currency transaction loss of $923 and a foreign currency transaction gain of $424, respectively.  During the first quarter 2010, the Company realized a gain on the forgiveness of debt of $10,000.

Financial Condition

Net cash used in operating activities during the first quarter of 2011 was $66,927 as compared to net cash provided by operating activities during the first quarter of 2010 of $55,127.  The higher use of cash in operating activities during the quarter ended March 31, 2011 is primarily due to the expensing, as opposed to capitalization in the first quarter 2010, of salaries for internal software development labor. This caused a period over period increase in expenses of approximately $100,000.

Net cash used in investing activities was $9,118 and $110,109 for the quarters ended March 31, 2011 and 2010, respectively.  The net cash used in investing activities decreased as the Company did not incur any capital expenditure on capitalized software development costs during the quarter ended March 31, 2011.

Net cash provided by financing activities increased by $62,000 for the quarter ended March 31, 2011 over the prior year quarter ended March 31, 2010 due to proceeds from the issuance of notes payable ($50,000) from a related party and issuance of common stock ($20,000) offset by principal repayments on a note payable to a related party of $8,000 in the first quarter 2011.

In the first quarter 2011, the Company incurred substantial additional expenses over 2010 related to the addition of Agile coaches and trainers, public company compliance expenses, insurance expense and occupancy expenses.

For the quarter ended March 31, 2011, the Company had working capital deficit (Current Liabilities exceeded Current Assets) of $626,919 and had an accumulated operating deficit of $1,327,723. While there is no assurance that the Company will generate sufficient net income in subsequent periods such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

Our Capital Needs

Based on contracts in hand and current customer prospects, the Company believes it will be able to sustain and potentially increase its current level of operations in the coming months. We also anticipate that our relatively low level of capital needs will be met through cash generated from operations; however, to achieve our business objectives, we may require additional funding through bank loans, the sale of shares for cash and other fund-raising methods. To date, we have not received a commitment for capital in any amount and we cannot assure you that we will be able to obtain any capital.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2011.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2011 included in this Quarterly Report on Form 10-Q are fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2011, the Company issued:

1.	3,000,000 shares of common stock for cash, valued at $20,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued

2.	300,000 shares of common stock for cash, valued at $3,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued

The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after March 31, 2011 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the quarter ended March 31, 2011 and 2010 as they are considered outstanding.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

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
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 31, 2012 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP, INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO