Form 10-Q
period 2011-06-30
SANTEON GROUP, INC.
filed 2012-09-12
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☐ No ☒

As of August 31, 2012, there were 476,839,925 shares outstanding of the issuer’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$3,663	$27,353
Accounts receivable	296,455	41,101
Other current assets	8,409	8,783
Total current assets	308,527	77,237

Property and equipment, net	17,880	11,179
Software assets, net	459,720	524,553
Total non-current asset	477,600	535,732

Total Assets	$786,127	$612,969

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$604,078	$313,023
Notes Payable - related party	121,033	65,000
Notes Payable	241,500	248,000
Total current liabilities	966,611	626,023

Stockholders' deficit:
Common stock, par value $0.001, 700,000,000 shares authorized 207,889,126 shares issued and outstanding as of June 30, 2011 and December 31, 2010.	207,889	207,889
Common stock to be issued	483,542	285,542
Additional paid in capital	695,598	698,598
Accumulated deficit	(1,567,513)	(1,205,083)
Total stockholders' deficit	(180,484)	(13,054)

Total Liabilities and Stockholders' Deficit	$786,127	$612,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
		(As Restated)		(As Restated)

Revenues	$426,391	$350,625	$936,444	$556,247
Costs of revenue	310,910	96,980	676,603	175,815
Gross Profit	115,481	253,645	259,841	380,432

Operating expenses:
General, selling and administration	345,849	326,266	602,683	459,822
Depreciation and amortization	1,209	718	2,417	1,264
Total operating expenses	347,058	326,984	605,100	461,086

Loss from operations	(231,577)	(73,339)	(345,259)	(80,654)

Other Income (Expenses):
Interest expense	(8,089)	(7,673)	(16,124)	(15,292)
Gain on forgiveness of debt	-	-	-	10,000
Loss from foreign currency transactions	(124)	(913)	(1,047)	(489)
Total other expense	(8,213)	(8,586)	(17,171)	(5,781)

Loss before provision for income taxes	(239,790)	(81,925)	(362,430)	(86,435)

Income tax (benefit) expense	-	-	-	-

Net loss	$(239,790)	$(81,925)	$(362,430)	$(86,435)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	455,260,887	242,133,123	446,754,585	240,219,328

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011
(Unaudited)

	Common stock		Common Shares To Be Issued		Additional Paid in	Accumulated	Total Shareholder's
	Shares	Par Value	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	207,889,126	$207,889	153,099,686	$285,542	$698,598	$(1,205,083)	$(13,054)

Common stock to be issued for cash			33,300,000	198,000	(3,000)		195,000
Net loss						(362,430)	(362,430)

Balance, June 30, 2011	207,889,126	$207,889	186,399,686	$483,542	$695,598	$(1,567,513)	$(180,484)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Unaudited)

	June 30, 2011	June 30, 2010
		(As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(362,430)	$(86,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,250	52,601
Gain on forgiveness of debt	-	(10,000)
Common stock issued for compensation and consulting services	-	193,500
Common stock issued for services rendered	-	19,000
Changes in operating assets and liabilities:
Accounts receivable	(255,354)	(137,690)
Other current asset	374	-
Accounts payable and accrued expenses	291,055	(54,323)
Net cash used in operating activities	(259,105)	(23,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,118)	(2,074)
Capitalized labor for software development	-	(200,150)
Net cash used in investing activities	(9,118)	(202,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	195,000	257,000
Proceeds from issuance of notes payable - related party	72,033	-
Repayment of notes payable - related party	(16,000)	-
Repayment of notes payable	(6,500)	(26,000)
Net cash provided by financing activities	244,533	231,000

Net (decrease) increase in cash	(23,690)	5,429
Cash, beginning of the period	27,353	78,004

Cash, end of the period	$3,663	$83,433

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Asset aquired in connection with reverse merger	$-	$147,831
Liabilities assumed in connection with reverse merger	$-	$147,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2011
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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of Santeon Group, Inc. (“Santeon” or the “Company” or “We”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the consolidated financial position as of June 30, 2011 and the results of operations and cash flows for the six months ended June 30, 2011 and 2010.  The results from operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Basis of Consolidation

As of June 30, 2011, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt operating as a branch office under Santeon, Inc.  The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

The three and six months ended June 30, 2011 as compared to the three and six months ended June 30, 2010 are not directly comparable as the three and six months ended June 30, 2010 only partially reflect the financial results of the private company Santeon, Inc. prior to the acquisitions of iVu Media, Inc., X2A Consulting LLC and ubroadcast, Inc. in February 2010, April 2010 and May 2010, respectively.  Further, the unaudited condensed consolidated statements of operations and cash flows reflecting the activity of ubroadcast for the three and six months ended June 30, 2010, as originally filed on June 4, 2010 and as amended on November 23, 2010, have been restated to reflect only the activity of Santeon, Inc.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made in the prior period’s financial statements to conform with the current period’s financial statements presentation.

Note 2.  Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $239,790 and $81,925 for the three months ended June 30, 2011 and 2010, respectively, and a net loss of $362,430 and $86,435 for the six months ended June 30, 2011 and 2010, respectively; accumulated deficits of $1,567,513 as of June 30, 2011 and $1,205,083 as of December 31, 2010; and a negative working capital position (current liabilities exceeded current assets) of $658,084 as of June 30, 2011 and $548,786 as of December 31, 2010.  These factors among others raise substantial doubt regarding the Company’s ability to continue as going concern.

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

Note 4.  Capital Stock

During the six months ended June 30, 2011, the Company issued:

1.	3,000,000 shares of common stock for cash, valued at $20,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued.

2.	300,000 shares of common stock for cash, valued at $3,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued.

3.	30,000,000 shares of common stock for cash, valued at $175,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued.

The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after June 30, 2011 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three and six months ended June 30, 2011 and 2010 as they are considered outstanding.

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

The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. For the six months ended June 30, 2011 and 2010, the Company capitalized labor costs of $0 and $200,150, respectively. Amortization expense related to the capitalization of software development of $32,003 and $21,335 has been recorded under cost of revenues for the three months ended June 30, 2011 and 2010, respectively, and $64,006 and $38,670 for the six months ended June 30, 2011 and 2010, respectively. Also, included in cost of revenue is amortization expense related to the acquired software of $414 and $12,667 for the three months ended June 30, 2011 and 2010, respectively, and $828 and $12,667 for the six months ended June 30, 2011 and 2010, respectively. The table below reflects the capitalized software costs as of June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(unaudited)

Software, net of accumulated amortization of $186,683 and $122,677 at June 30, 2011 and December 31, 2010	$453,373	$517,379

Acquired software, net of accumulated amortization of $51,494 and $50,667 at June 30, 2011 and December 31, 2010 and accumulated impairment of $243,667 at June 30, 2011 and December 31, 2010.	6,347	7,174

Software assets, net	$459,720	$524,553

Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. An impairment charge of $243,667 was recognized at December 31, 2010 and $0 for the three and six months ended June 30, 2011 for the Company’s acquired software.

Note 6: Notes Payable

As of June 30, 2011 and December 31, 2010, the Company had outstanding notes payable as follows:

	June 30, 2011	December 31, 2010
	(unaudited)

8.50% Secured Promissory Note due November 2005	$-	$6,500

15.00% Unsecured Note due July 2007	45,000	45,000

10.00% Unsecured Convertible Promissory Note due August 2008 (1)	196,500	196,500

	$241,500	$248,000

 (1) The conversion feature on the 10.00% Unsecured Convertible Promissory Note due August 2008 expired on May 11, 2011.

All of the notes payable above are classified as short-term as of June 30, 2011 and December 31, 2010 as the maturity dates lapsed and the Company is currently negotiating with the lenders for revised repayment terms.

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

Loan from Officer

In June 2011, an officer of the Company extended a loan to the Company in the amount of twenty two thousand thirty three dollars ($22,033) for a period of one year. The terms of the loan agreement state that the loan will be interest-free for the first year, but if any part of the loan remained unpaid after the one-year anniversary, the unpaid principal would accrue interest monthly based on an annual rate of 12.00%

11.00% Unsecured Loan Agreement due September 2007

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

As of June 30, 2011 and December 31, 2010, the settled outstanding loan balance was $54,000 and $65,000, respectively.

Note 8. Restatement of Financial Statements for the three and six months ended June 30, 2010

The Company has restated its unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010 to reflect only the financial results of Santeon, Inc. rather than ubroadcast, or the legal acquirer as a result of the Merger Transaction since Santeon, Inc. is treated as the surviving entity and accounting acquirer.  Accordingly, the Company’s historical financial statements are those of Santeon, Inc.The net result of the reverse recapitalization accounting arising from the Merger Transaction, as more fully described in Note 3 above, is that the acquired company’s financials (Santeon, Inc.’s) are the surviving financials and are presented herein in place of the previously reported financial results of ubroadcast.

The net effect of the corrections made to the previously reported statements of operations for the three and six months ended June 30, 2010 and statement of cash flows for the six months ended June 30, 2010 are summarized and presented below for comparative purposes:

The net effect of the restatement on the Statements of Operations for the three months ended June 30, 2010 is:

•	Revise previously reported revenues for the three months ended June 30, 2010 from $391,298 to $350,625.
•	Report cost of revenue of $96,980.
•	Revise previously reported operating expenses for the three months ended June 30, 2010 from $958,500 to $326,984.
•	Report net other expense of $8,586 for the three months ended June 30, 2010.
•	Revise previously reported net loss for the three months ended June 30, 2010 from $567,202 to $81,925.
•	Revise the dilutive weighted average common shares outstanding for the three months ended June 30, 2010 from 325,054,859 shares to 242,133,123 shares.

The net effect of the restatement on the Statements of Operations for the six months ended June 30, 2010 is:

•	Revise previously reported revenues for the six months ended June 30, 2010 from $550,984 to $556,247.
•	Report cost of revenue of $175,815.
•	Revise previously reported operating expenses for the six months ended June 30, 2010 from $1,638,672 to $461,086.
•	Report net other expense of $5,781 for the six months ended June 30, 2010.
•	Revise previously reported net loss for the six months ended June 30, 2010 from $1,087,688 to $86,435.
•	Revise the dilutive weighted average common shares outstanding for the six months ended June 30, 2010 from 325,054,859 shares to 240,219,328 shares.

The net effect of the restatement on the Statements of Cash Flows for the six months ended June 30, 2010 is:

•	Revise previously reported cash used in operations of $253,210 for the six months ended June 30, 2010 to $23,347.
•	Report cash used in investing activities for the six months ended June 30, 2010 of $202,224.
•	Revise previously reported cash provided by financing activities of $296,224 for the six months ended June 30, 2010 to cash provided by financing activities of $231,000.
•	Revise the previously reported ending cash balance for the six months ended June 30, 2010 from $47,254 to $83,433.

Following are reconciliations of the Company’s restatement of the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2010 and statement of cash flows for the six months ended June 30, 2010 to present the correction of the previously reported unaudited condensed consolidated financial statements as amended and filed with the SEC on November 23, 2010.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010
(Unaudited and Restated)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	As Reported	Net Change	As Restated	As Reported	Net Change	As Restated

Revenues	$391,298	$(40,673)	$350,625	$550,984	$5,263	$556,247
Costs of revenue	-	96,980	96,980	-	175,815	175,815
Gross Profit	391,298	(137,653)	253,645	550,984	(170,552)	380,432

Operating expenses:
General, selling and administration	908,537	(582,271)	326,266	1,352,674	(892,852)	459,822
Depreciation and amortization	49,963	(49,245)	718	285,998	(284,734)	1,264
Total operating expenses	958,500	(631,516)	326,984	1,638,672	(1,177,586)	461,086

Loss from Operations	(567,202)	493,863	(73,339)	(1,087,688)	1,007,034	(80,654)

Other Income (Expenses):
Interest expense	-	(7,673)	(7,673)	-	(15,292)	(15,292)
Gain on forgiveness of debt	-	-	-	-	10,000	10,000
Loss from foreign currency transactions	-	(913)	(913)	-	(489)	(489)
Total other expense	-	(8,586)	(8,586)	-	(5,781)	(5,781)

Loss before provision for income taxes	(567,202)	485,277	(81,925)	(1,087,688)	1,001,253	(86,435)

Income tax (benefit) expense	-	-	-	-	-	-

Net Loss	$(567,202)	$485,277	$(81,925)	$(1,087,688)	$1,001,253	$(86,435)

Net loss per common share, basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	325,054,859	(82,921,736)	242,133,123	325,054,859	(84,835,531)	240,219,328

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(Unaudited and Restated)

	As Reported	Net Change	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,087,688)	$1,001,253	$(86,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,998	(233,397)	52,601
Gain on forgiveness of debt	-	(10,000)	(10,000)
Common stock issued for compensation and consulting services	515,900	(322,400)	193,500
Common stock issued for services rendered	32,118	(13,118)	19,000
Changes in operating assets and liabilities:
Accounts receivable	(5,680)	(132,010)	(137,690)
Other current asset	-	-	-
Accounts payable and accrued expenses	6,142	(60,465)	(54,323)
Net cash used in operating activities	(253,210)	229,863	(23,347)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,074)	(2,074)
Capitalized labor for software development	-	(200,150)	(200,150)
Net cash used in investing activities	-	(202,224)	(202,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	301,554	(44,554)	257,000
Repayment of notes payable	(5,330)	(20,670)	(26,000)
Net cash provided by financing activities	296,224	(65,224)	231,000

Net increase in cash	43,014	(37,585)	5,429
Cash, beginning of the period	4,240	73,764	78,004

Cash, end of the period	$47,254	$36,179	$83,433

Note 9. Subsequent Events

Subsequent to the quarter ended June 30, 2011, the Company:

1.	Certificated in late 2011, 47,018,735 shares of common stock to Santeon, Inc.’s shareholders in connection with the Merger Transaction that occurred in 2010.

2.	Certificated in early 2012, 31,587,302 shares of common stock of which 1,587,302 common shares were sold for $10,000 cash subsequent to June 30, 2011 to certain investors during 2011.

3.	Certificated in late 2011, 13,738,969 shares of common stock to a former officer of the Company as stock-based compensation for services rendered during 2010 and were valued at $89,500.

4.	Certificated in mid 2011, 3,000,000 shares of common stock to a former officer of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $15,000.

5.	Certificated in early 2012, 7,142,813 shares of common stock as stock-based compensation to the Company’s Acting Chief Financial Officer pursuant to a consulting agreement and were valued at $68,119.

6.
Certificated in early 2012, 2,406,761 shares of common stock to a certain senior employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $17,088.

7.	Certificated in early 2012, 194,444 shares of common stock to a former employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $1,750.

8.	Authorized and issued in early 2012, 2,500,000 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement and were valued at $22,500.

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

For the six months ended June 30, 2011, there were no warrants, preferred shares or common stock options issued and outstanding.

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

Results of Operations.  Three months ended June 30, 2011 vs. three months ended June 30, 2010

Revenues

During the three months ended June 30, 2011, we generated total revenues of $426,391 as compared to $350,625 for the three months ended June 30, 2010.  Of the $75,766 period over period increase in revenues, $95,075 was generated by the Agile business due to the acquisition of that business in April 2010, $3,945 was generated through new software development and maintenance customers and a net decrease of $23,254 was realized in all other businesses, such as eBN, web-site projects and media platform subscriptions.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2011 was $310,910 compared to $96,980 for the three months ended June 30, 2010.  The largest component of the period over period increase of $213,930 is the expensing in 2011 of internal labor that was previously capitalized in 2010 for internally developed software assets of $120,236.  Other components of the increase are: $62,439 due to headcount and expenses added for software development, support and maintenance, an increase of $32,839 related to Agile expenses and a reduction in depreciation expense of $1,584.

Operating Expenses

Overall operating expenses for the three months ended June 30, 2011 were $347,058 compared to $326,984 for the three months ended June 30, 2010.  Of the $20,074 period over period increase in total operating expenses, the primary components of the change are: an increase of $43,700 for third-party sales commissions, an increase of $12,766 for administrative rent and utilities, a decrease of $46,154 for personnel and personnel-related expenses and a net increase of $9,762 in other administrative costs.

Net Loss

The Company had a net loss of $239,790 for the three months ended June 30, 2011, compared to a net loss of $81,925 for the three months ended June 30, 2010.  Included in the quarters ended June 30, 2011 and 2010 was a foreign currency transaction loss of $124 and $913, respectively.

Results of Operations.  Six months ended June 30, 2011 vs. six months ended June 30, 2010

Revenues

During the six months ended June 30, 2011, we generated total revenues of $936,444 as compared to $556,247 for the six months ended June 30, 2010.  Of the $380,197 period over period increase in revenues, $322,162 was generated by the Agile business due to the acquisition of that business in April 2010, $72,433 was generated through new software development and maintenance customers and a net decrease of $14,398 was realized in all other businesses, such as eBN, web-site projects and media platform subscriptions.

Costs of Revenues

Cost of revenues for the six months ended June 30, 2011 was $676,603 compared to $175,815 for the six months ended June 30, 2010.  The largest component of the period over period increase of $500,788 is the expensing in 2011 of internal labor that was previously capitalized in 2010 for internally developed software assets of $266,862.  Other components of the increase are: $105,078 related to Agile expenses, $82,121 due to headcount and expenses added for software development, support and maintenance, $25,336 for depreciation of capitalized labor and $21,391 in other costs of revenue.

Operating Expenses

Overall operating expenses for the six months ended June 30, 2011 were $605,100 compared to $461,086 for the six months ended June 30, 2010.  Of the $144,014 period over period increase in total operating expenses, the primary components of the change are: an increase of $44,700 for third-party sales commissions, an increase of $28,627 for administrative rent and utilities, an increase of $28,132 for professional fees related to public company compliance, an increase of $26,731 for personnel and personnel-related expenses and a net increase of $15,824 in other administrative costs.

Net Loss

The Company had a net loss of $362,430 for the six months ended June 30, 2011, compared to a net loss of $86,435 for the six months ended June 30, 2010.  Included in the six month periods ended June 30, 2011 and 2010 was a foreign currency transaction loss of $1,047 and $489, respectively.  Included in the net loss for the six months ended June 30, 2010 was a gain on forgiveness of debt of $10,000.

Financial Condition

Net cash used in operating activities was $259,105 during the six months ended June 30, 2011 as compared to $23,347 during the six months ended June 30, 2010.  The higher use of cash in operating activities during the six months ended June 30, 2011 is primarily due to the expensing, as opposed to capitalization in the first six months of 2010, of salaries for internal software development labor. This caused a period over period increase in expenses of approximately $267,000. Net movements in the operating assets and liabilities accounts, which include accounts receivable, other assets and accounts payable and accrued expenses, provided cash of approximately $36,000 for the six months ended June 30, 2011.

Net cash used in investing activities was $9,118 and $202,224 for the six months ended June 30, 2011 and 2010, respectively.  The net cash used in investing activities decreased as the Company did not incur any capital expenditure on capitalized software development costs during the six months ended June 30, 2011.

Net cash provided by financing activities was $244,533 and $231,000 for the six months ended June 30, 2011 and 2010, respectively. The net cash provided by financing activities increased by $13,533 due to a net increase of $23,533 in the proceeds from the issuance of notes payable, net of principal repayments on notes payable, and a net decrease of $62,000 from the issuance of common stock.

In the six months ended June 30, 2011, the Company incurred substantial additional expenses as compared to the same period in 2010 related to the addition of software development and support personnel, Agile coaches and trainers, public company compliance expenses, insurance expense and occupancy expenses.

As of June 30, 2011, the Company had working capital deficit (Current Liabilities exceeded Current Assets) of $658,084 and had an accumulated operating deficit of $1,567,513. While there is no assurance that the Company will generate sufficient net income in subsequent periods such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2011.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and six months ended June 30, 2011 included in this Quarterly Report on Form 10-Q are fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three and six months ended June 30, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2011, the Company issued:

1.	3,000,000 shares of common stock for cash, valued at $20,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued.

2.	300,000 shares of common stock for cash, valued at $3,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued.

3.	30,000,000 shares of common stock for cash, valued at $175,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after June 30, 2011 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three and six months ended June 30, 2011 and 2010 as they are considered outstanding.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on September 12, 2012 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP, INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO