Form 10-Q
period 2011-09-30
SANTEON GROUP, INC.
filed 2012-09-18
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2011

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets:
Cash	$25,619	$27,353
Accounts receivable	357,016	41,101
Other current assets	8,222	8,783
Total current assets	390,857	77,237

Property and equipment, net	16,671	11,179
Software assets, net	427,304	524,553
Total non-current assets	443,975	535,732

Total Assets	$834,832	$612,969

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$701,468	$313,023
Notes Payable - related party	113,033	65,000
Notes Payable	241,500	248,000
Total current liabilities	1,056,001	626,023

Stockholders' deficit :
Common stock, par value $0.001, 700,000,000 shares authorized 210,889,126 and 207,889,126 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively.	210,889	207,889
Common stock to be issued	493,542	285,542
Additional paid in capital	736,492	698,598
Accumulated deficit	(1,662,092)	(1,205,083)
Total stockholders' deficit	(221,169)	(13,054)

Total Liabilities and Stockholders' Deficit	$834,832	$612,969

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	Three Months Ended		Nine Months Ended
	2011	2010	2011	2010
		(As Restated)		(As Restated)

Revenues	$586,762	$307,420	$1,523,206	$863,666
Costs of revenue	348,191	183,598	1,024,793	359,412
Gross Profit	238,571	123,822	498,413	504,254

Operating Expenses:
General, selling and administration	376,463	380,834	979,146	840,655
Depreciation and amortization	1,209	753	3,626	2,017
Total operating expenses	377,672	381,587	982,772	842,672

Loss from Operations	(139,101)	(257,765)	(484,359)	(338,418)

Other Income/(Expenses):
Interest expense	(8,622)	(8,880)	(24,746)	(24,173)
Gain on forgiveness of debt	56,498	-	56,498	10,000
Gain (loss) from foreign currency transactions	76	(2,266)	(971)	(2,755)
Other expense	(3,431)	-	(3,431)	-
Total Other Income/(Expense)	44,521	(11,146)	27,350	(16,928)

Loss before provision for income taxes	(94,580)	(268,911)	(457,009)	(355,346)
		.
Income tax (benefit) expense	-	-	-	-

Net loss	$(94,580)	$(268,911)	$(457,009)	$(355,346)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	468,722,194	385,359,396	454,157,588	294,878,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(Unaudited)

					Additional		Total
	Common stock		Common Shares To Be Issued		Paid in	Accumulated	Shareholder's
	Shares	Par Value	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2010	207,889,126	$207,889	153,099,686	$285,542	$698,598	$(1,205,083)	$(13,054)

Common stock to be issued for cash	-	-	34,887,302	208,000	(3,000)	-	205,000
Stock-based compensation	3,000,000	3,000	-	-	40,894		43,894
Net loss	-	-	-	-	-	(457,009)	(457,009)

Balance, September 30, 2011	210,889,126	$210,889	187,986,988	$493,542	$736,492	$(1,662,092)	$(221,169)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)

	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:		(As Restated)

Net loss	$(457,009)	$(355,346)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	100,876	97,689
Gain on forgiveness of debt	(56,498)	(10,000)
Common stock issued and to be issued for compensation and consulting services	43,894	430,000
Changes in operating assets and liabilities:
Accounts receivable	(315,915)	(94,245)
Other current asset	561	-
Accounts payable and accrued expenses	444,942	(51,300)
Net cash (used in) provided by operating activities	(239,149)	16,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,118)	(3,467)
Capitalized labor for software development	-	(280,157)
Net cash used in investing activities	(9,118)	(283,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	205,000	276,000
Proceeds from issuance of notes payable -related party	72,033	-
Repayment of notes payable - related party	(24,000)	-
Repayment of notes payable	(6,500)	(45,500)
Net cash provided by financing activities	246,533	230,500

Net decrease in cash	(1,734)	(36,326)
Cash, beginning of the period	27,353	78,004

Cash, end of the period	$25,619	$41,678

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

Supplemental disclosures for non-cash investing and financing activities:
Asset aquired in connection with reverse merger	$-	$147,831
Liabilities assumed in connection with reverse merger	$-	$147,831

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2011
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

    In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the consolidated financial position as of September 30, 2011 and the results of operations and cash flows for the nine months ended September 30, 2011 and 2010.  The results from operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Basis of Consolidation

    As of September 30, 2011, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt operating as a branch office under Santeon, Inc.  The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

    The three and nine months ended September 30, 2011 as compared to the three and nine months ended September 30, 2010 are not directly comparable as the three and nine months ended September 30, 2010 only partially reflect the financial results of the private company Santeon, Inc. prior to the acquisitions of iVu Media, Inc., X2A Consulting LLC and ubroadcast, Inc. in February 2010, April 2010 and May 2010, respectively.  Further, the unaudited condensed consolidated statements of operations and cash flows reflecting the activity of the Company for the three and nine months ended September 30, 2010, as originally filed on November 22, 2010, have been restated.

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

Note 2.  Going Concern

    The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $94,580 and $268,911 for the three months ended September 30, 2011 and 2010, respectively, and a net loss of $457,009 and $355,346 for the nine months ended September 30, 2011 and 2010, respectively; accumulated deficits of $1,662,092 as of September 30, 2011 and $1,205,083 as of December 31, 2010; and a negative working capital position (current liabilities exceeded current assets) of $665,144 as of September 30, 2011 and $548,786 as of December 31, 2010.  These factors among others raise substantial doubt regarding the Company’s ability to continue as going concern.

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

Note 4.  Capital Stock

During the nine months ended September 30, 2011, the Company issued

1.	3,000,000 shares of common stock for cash, valued at $20,000. These shares were not physically certificated until early 2012 and are presented as common shares to be issued.

2.	300,000 shares of common stock for cash, valued at $3,000. These shares were not physically certificated until early mid 2012 and are presented as common shares to be issued.

3.	30,000,000 shares of common stock for cash, valued at $175,000. These shares were not physically certificated until early 2012 and are presented as common shares to be issued.

4.	1,587,302 shares of common stock for cash, valued at $10,000. These shares were not physically certificated until early 2012 and are presented as common shares to be issued.

5.
5,889,375 shares of common stock as stock-based compensation valued at $43,894. 2,889,375 of these shares were not physically certificated until early 2012 and are presented as common shares to be issued.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after September 30, 2011 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010 as they are considered outstanding.

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

The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. For the nine months ended September 30, 2011 and 2010, the Company capitalized labor costs of $0 and $280,157, respectively. Amortization expense related to the capitalization of software development of $32,003 and $25,335 has been recorded under cost of revenues for the three months ended September 30, 2011 and 2010, respectively, and $96,008 and $64,006 for the nine months ended September 30, 2011 and 2010, respectively. Also, included in cost of revenue is amortization expense related to the acquired software of $414 and $19,000 for the three months ended September 30, 2011 and 2010, respectively, and $1,242 and $31,667 for the nine months ended September 30, 2011 and 2010, respectively. The table below reflects the capitalized software costs as of September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(unaudited)

Software, net of accumulated amortization of $218,686 and $122,677 at September 30, 2011 and December 31, 2010, respectively.	$421,370	$517,379

Acquired software, net of accumulated amortization of $51,908 and $50,667 at September 30, 2011 and December 31, 2010, respectively, and accumulated impairment of $243,667 at September 30, 2011 and December 31, 2010.	5,934	7,174

Software assets, net	$427,304	$524,553

Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. An impairment charge of $243,667 was recognized at December 31, 2010 and $0 for the three and nine months ended September 30, 2011 for the Company’s acquired software.

Note 6: Notes Payable

As of September 30, 2011 and December 31, 2010, the Company had outstanding notes payable as follows:

	September 30, 2011	December 31, 2010
	(unaudited)

8.50% Secured Promissory Note due November 2005	$-	$6,500

15.00% Unsecured Note due July 2007	45,000	45,000

10.00% Unsecured Convertible Promissory Note due August 2008 (1)	196,500	196,500

	$241,500	$248,000

 (1) The conversion feature on the 10.00% Unsecured Convertible Promissory Note due August 2008 expired on May 11, 2011.

All of the notes payable above are classified as short-term as of September 30, 2011 and December 31, 2010 as the maturity dates lapsed and the Company is currently negotiating with the lenders for revised repayment terms.

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

As of September 30, 2011, the outstanding balance was $40,000.

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

As of September 30, 2011 and December 31, 2010, the settled outstanding loan balance was $51,000 and $65,000, respectively.

Note 8. Restatement of Financial Statements for the three and nine months ended September 30, 2010

The Company has restated its unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010 to reflect only the financial results of Santeon, Inc. rather than ubroadcast, or the legal acquirer, as a result of the Merger Transaction since Santeon, Inc. is treated as the surviving entity and accounting acquirer.  Accordingly, the Company’s historical financial statements are those of Santeon, Inc. The net result of the reverse recapitalization accounting arising from the Merger Transaction, as more fully described in Note 3 above, is that the acquired company’s financials (Santeon, Inc.’s) are the surviving financials and are presented herein in place of the previously reported financial results of ubroadcast.

The net effect of the corrections made to the previously reported statements of operations for the three and nine months ended September 30, 2010 and statements of cash flows for the nine months ended September 30, 2010 are summarized and presented below for comparative purposes:

The net effect of the restatement on the Statements of Operations for the three months ended September 30, 2010 is:

•	Revise previously reported revenues for the three months ended September 30, 2010 from $394,559 to $307,420.
•	Report cost of revenue of $183,598.
•	Revise previously reported operating expenses for the three months ended September 30, 2010 from $333,231 to $381,587.
•	Report net other expense of $11,146 for the three months ended September 30, 2010.
•	Revise previously reported net income for the three months ended September 30, 2010 from $60,733 to a net loss of $268,911.
•	Revise the dilutive weighted average common shares outstanding for the three months ended September 30, 2010 from 345,773,042 shares to 385,359,396 shares.

The net effect of the restatement on the Statements of Operations for the nine months ended September 30, 2010 is:

•	Revise previously reported revenues for the nine months ended September 30, 2010 from $461,613 to $863,666.
•	Report cost of revenue of $359,412.
•	Revise previously reported operating expenses for the nine months ended September 30, 2010 from $1,488,153 to $842,672.
•	Report net other expense of $16,928 for the nine months ended September 30, 2010.
•	Revise previously reported net loss for the nine months ended September 30, 2010 from $1,026,953 to $355,346.
•	Revise the dilutive weighted average common shares outstanding for the nine months ended September 30, 2010 from 345,623,355 shares to 294,878,496 shares.

The net effect of the restatement on the Statements of Cash Flows for the nine months ended September 30, 2010 is:

•	Revise previously reported cash used in operations of $158,855 for the nine months ended September 30, 2010 to cash provided by operations of $16,798.
•	Revise previously reported cash used in investing activities $107,360 for the nine months ended September 30, 2010 to $283,624.
•	Revise previously reported cash provided by financing activities of $299,077 for the nine months ended September 30, 2010 to cash provided by financing activities of $230,500.
•	Revise the previously reported ending cash balance of $37,102 for the nine months ended September 30, 2010 to $41,678.

Following are reconciliations of the Company’s restatement of the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and statements of cash flows for the nine months ended September 30, 2010 to present the correction of the previously reported unaudited condensed consolidated financial statements as filed with the SEC on November 22, 2010.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited and Restated)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As Reported	Net Change	As Restated	As Reported	Net Change	As Restated

Revenues	$394,559	$(87,139)	$307,420	$461,613	$402,053	$863,666
Costs of revenue	-	183,598	183,598	-	359,412	359,412
Gross Profit	394,559	(270,737)	123,822	461,613	42,641	504,254

Operating Expenses:
General, selling and administration	303,521	77,313	380,834	1,172,774	(332,119)	840,655
Depreciation and amortization	29,710	(28,957)	753	315,379	(313,362)	2,017
Total operating expenses	333,231	48,356	381,587	1,488,153	(645,481)	842,672

Income (loss) from operations	61,328	(319,093)	(257,765)	(1,026,540)	688,122	(338,418)

Other Income (Expenses):
Interest expense	-	(8,880)	(8,880)	-	(24,173)	(24,173)
Gain on forgiveness of debt	-	-	-	-	10,000	10,000
Loss from foreign currency transactions	-	(2,266)	(2,266)	-	(2,755)	(2,755)
Other expense	(595)	595	-	(413)	413	-
Total other expense	(595)	(10,551)	(11,146)	(413)	(16,515)	(16,928)

Income (loss) before provision for income taxes	60,733	(329,644)	(268,911)	(1,026,953)	671,607	(355,346)
			.
Income tax (benefit) expense	-	-	-	-	-	-

Net income (loss)	$60,733	$(329,644)	$(268,911)	$(1,026,953)	$671,607	$(355,346)

Net income (loss) per common share, basic and diluted	$0.00	$(0.01)	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	345,773,042	39,586,354	385,359,396	345,623,355	(50,744,859)	294,878,496

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(Unaudited and Restated)

	As Reported	Net Change	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,026,954)	$671,608	$(355,346)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	317,554	(219,865)	97,689
Gain on forgiveness of debt	-	(10,000)	(10,000)
Common stock issued and to be issued for compensation and consulting services	630,518	(200,518)	430,000
Changes in operating assets and liabilities:
Accounts receivable	(66,939)	(27,306)	(94,245)
Accounts payable and accrued expenses	(13,034)	(38,266)	(51,300)
Net cash (used in) provided by operating activities	(158,855)	175,653	16,798

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	(3,467)	(3,467)
Capitalized labor for software development	(107,360)	(172,797)	(280,157)
Net cash used in investing activities	(107,360)	(176,264)	(283,624)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	320,554	(44,554)	276,000
Proceeds from issuance of notes payable	16,353	(16,353)	-
Repayment of notes payble	(37,830)	(7,670)	(45,500)
Net cash provided by financing activities	299,077	(68,577)	230,500

Net increase (decrease) in cash	32,862	(69,188)	(36,326)
Cash, beginning of the period	4,240	73,764	78,004

Cash, end of the period	$37,102	$4,576	$41,678

Note 9. Subsequent Events

Subsequent to the quarter ended September 30, 2011, the Company:

1.	Certificated in late 2011, 47,018,735 shares of common stock to Santeon, Inc.’s shareholders in connection with the Merger Transaction that occurred in 2010.

2.	Certificated in late 2011, 13,738,969 shares of common stock to a former officer of the Company as stock-based compensation for services rendered during 2010 and were valued at $89,500.

3.	Certificated in early 2012, 31,587,302 shares of common stock which were sold for $185,000 cash to certain investors during 2011.

4.	Certificated in early 2012, 7,142,813 shares of common stock as stock-based compensation to the Company’s Acting Chief Financial Officer pursuant to a consulting agreement and were valued at $68,119.

5.
Certificated in early 2012, 2,406,761 shares of common stock to a certain senior employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $17,088.

6.	Certificated in early 2012, 194,444 shares of common stock to a former employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $1,750.

7.	Authorized and issued in early 2012, 2,500,000 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement and were valued at $22,500.

8.
In the first quarter 2012, the Company entered into a material sub-contractor agreement with The MITRE Corporation to provide Agile coaching and consulting services to the US Department of Homeland Security.

9.
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

For the nine months ended September 30, 2011, there were no warrants, preferred shares or common stock options issued and outstanding.

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

Results of Operations.  Three months ended September 30, 2011 vs. three months ended September 30, 2010

Revenues
During the three months ended September 30, 2011, we generated total revenues of $586,762 as compared to $307,420 for the three months ended September 30, 2010.  Of the $279,342 period over period increase in revenues, $185,516 was generated by the Agile business, an increase of $77,852 was generated from software development and maintenance and a net increase of $15,974 in all other businesses, such as eBN and media platform subscriptions.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2011 was $348,191 compared to $183,598 for the three months ended September 30, 2010.  The largest component of the period over period increase of $164,593 is the expensing in 2011 of internal labor that was previously capitalized in 2010 for internally developed software assets of $89,413. Other components of the change are: an increase of $70,470 due to headcount and expenses added for software development, support and maintenance, an increase of $16,629 related to Agile expenses and a reduction in depreciation expense of $11,919.

Operating Expenses

Overall operating expenses for the three months ended September 30, 2011 were $377,672 compared to $381,587 for the three months ended September 30, 2010.  Of the $3,915 period over period decrease in total operating expenses, the primary components of the change are: a decrease of $44,450 in personnel and personnel-related expenses, a decrease of $36,811 in travel expenses, an increase of $28,400 for third-party sales commissions, an increase of $26,325 related to public company compliance expenses, an increase of $16,832 related to software and communications expense, an increase of $7,933 for increased administrative rent and utilities and a net decrease of $2,144 in other administrative costs.

Net Loss

The Company had a net loss of $94,580 for the three months ended September 30, 2011, compared to a net loss of $268,911 for the three months ended September 30, 2010.  Included in the quarters ended September 30, 2011 and 2010 was a foreign currency transaction gain of $76 and a foreign currency transaction loss of $2,266, respectively.  In addition, included in the net loss for the three months ended September 30, 2011 and 2010 was a gain on forgiveness of debt of $56,498 and $0, respectively.

Results of Operations.  Nine months ended September 30, 2011 vs. nine months ended September 30, 2010

Revenues
During the nine months ended September 30, 2011, we generated total revenues of $1,523,206 as compared to $863,666 for the nine months ended September 30, 2010.  Of the $659,540 period over period increase in revenues, an increase of $507,678 was generated by the Agile business, an increase of $149,136 was generated through new software development and maintenance customers and an increase of $2,726 was realized in eBN and media platform subscriptions.

Costs of Revenues

Cost of revenues for the nine months ended September 30, 2011 was $1,024,793 compared to $359,412 for the nine months ended September 30, 2010.  The largest component of the period over period increase of $665,381 is the expensing in 2011 of internal labor that was previously capitalized in 2010 for internally developed software assets of $356,275.  Other components of the increase are: an increase of $185,821 due to headcount and expenses added for software development, support and maintenance, an increase of $121,707 related to Agile expenses and a net increase of $1,578 for depreciation expense related to capitalized labor and software.

Operating Expenses

Overall operating expenses for the nine months ended September 30, 2011 were $982,772 compared to $842,672 for the nine months ended September 30, 2010.  Of the $140,100 period over period increase in total operating expenses, the primary components of the change are: an increase of $73,100 for third-party sales commissions, an increase of $54,457 for professional fees related to public company compliance, an increase of $36,560 for increased administrative rent and utilities, a decrease of $24,853 for personnel and personnel-related expenses, a decrease of $7,814 for travel expenses and a net increase of $8,650 in other administrative costs.

Net Loss

The Company had a net loss of $457,009 for the nine months ended September 30, 2011, compared to a net loss of $355,346 for the nine months ended September 30, 2010.  Included in the nine months ended September 30, 2011 and 2010 was a foreign currency transaction loss of $971 and $2,755, respectively.  In addition, included in the net loss for the nine months ended September 30, 2011 and 2010 was a gain on forgiveness of debt of $56,498 and $10,000, respectively.

Financial Condition

Net cash used in operating activities was $239,149 during the nine months ended September 30, 2011 compared to cash provided by operating activities of $16,798 during the nine months ended September 30, 2010.  The higher use of cash in operating activities during the nine months ended September 30, 2011 is primarily due to the expensing, as opposed to capitalization in the first nine months of 2010, of salaries for internal software development labor. This caused a period over period increase in operating expenses of $356,275. Net movements in the operating assets and liabilities accounts, which include accounts receivable, other assets and accounts payable and accrued expenses, provided cash of $129,588 during the same period.

Net cash used in investing activities was $9,118 and $283,624 for the nine months ended September 30, 2011 and 2010, respectively.  The net cash used in investing activities decreased as the Company did not incur any capital expenditure on capitalized software development costs during the nine months ended September 30, 2011.

Net cash provided by financing activities was $246,533 and $230,500 for the nine months ended September 30, 2011 and 2010, respectively. The net cash provided by financing activities increased by $16,033 due to a net increase of $87,033 in the proceeds from the issuance of notes payable, net of principal repayments on notes payable, offset by a net decrease of $71,000 from the issuance of common stock.

In the nine months ended September 30, 2011, the Company incurred substantial additional expenses as compared to the same period in 2010 related to the addition of software development and support personnel, Agile coaches and trainers, public company compliance expenses, insurance expense and occupancy expenses.

As of September 30, 2011, the Company had working capital deficit (Current Liabilities exceeded Current Assets) of $665,144 and had an accumulated operating deficit of $1,662,092. While there is no assurance that the Company will generate sufficient net income in subsequent periods such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

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

Item 4T.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the period ended September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2011.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2011 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and nine months ended September 30, 2011 included in this Quarterly Report on Form 10-Q are fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three and nine months ended September 30, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2011, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2011, the Company issued

1.	3,000,000 shares of common stock for cash, valued at $20,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued.

2.	300,000 shares of common stock for cash, valued at $3,000. These shares were not physically certificated until mid 2012 and are presented as common shares to be issued.

3.	30,000,000 shares of common stock for cash, valued at $175,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued.

4.	1,587,302 shares of common stock for cash, valued at $10,000. These shares were not physically certificated until 2012 and are presented as common shares to be issued.

5.	5,889,375 shares of common stock as stock-based compensation valued at $43,894. 2,889,375 of these shares were not physically certificated until 2012 and are presented as common shares to be issued.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after September 30, 2011 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three and nine months ended September 30, 2011 and 2010 as they are considered outstanding.

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
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on September 18, 2012 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP, INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO