Form 10-Q
period 2012-03-31
SANTEON GROUP, INC.
filed 2012-10-04
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☐ No ☒

As of September 30, 2012, there were 476,415,807 shares outstanding of the issuer’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$19,692	$16,960
Accounts receivable	518,256	581,479
Other current assets	17,184	15,160
Total current assets	555,132	613,599

Property and equipment, net	17,372	18,746
Software assets, net	362,470	394,887
Total non-current assets	379,842	413,633

Total Assets	$934,974	$1,027,232

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$828,418	$861,879
Notes payable - related party	80,033	97,033
Notes payable - current portion of long term liabilities	119,385	241,500
Total current liabilities	1,027,836	1,200,412

Long term liabilities:
Notes payable	135,615	-
Total long term liabilities	135,615	-

Stockholders' deficit :
Common stock, par value $0.001, 700,000,000 shares authorized 480,188,423 and 271,646,830 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively.	480,188	271,647
Common stock to be issued	13,000	484,590
Additional paid in capital	1,036,548	750,999
Treasury stock	(2,500)	-
Accumulated deficit	(1,755,713)	(1,680,416)
Total stockholders' deficit	(228,477)	(173,180)

Total Liabilities and Stockholders' Deficit	$934,974	$1,027,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	March 31, 2012	March 31, 2011

Revenues	$774,550	$510,054

Costs of revenue	494,925	365,693
Gross Profit	279,625	144,361

Operating expenses:
General, selling and administration	404,087	256,834
Depreciation and amortization	1,374	1,209
Total operating expenses	405,461	258,043

Loss from operations	(125,836)	(113,682)

Other Income/(Expense):
Interest expense	(6,398)	(8,035)
Gain on settlement of debt	56,540	-
Gain (loss) from foreign currency transactions	397	(923)
Total Other Income (Expense)	50,539	(8,958)

Loss before provision for income taxes	(75,297)	(122,640)

Income tax (benefit) expense	-	-

Net loss	$(75,297)	$(122,640)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	480,985,280	438,153,768

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2012
(Unaudited)

			Common Shares		Additional				Total
	Common stock		To Be Issued		Paid in	Treasury stock		Accumulated	Shareholder's
	Shares	Par Value	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, December 31, 2011	271,646,830	$271,647	141,218,253	$484,590	$750,999	-	$-	$(1,680,416)	$(173,180)

Common stock issued and certificated to Santeon, Inc. shareholders in connection with Merger Transaction in May 2010	80,000,000	80,000	(80,000,000)	(8,000)	(72,000)	-	-	-	-
Common stock issued to X2A consulting, LLC shareholders in connection with acquisition in April 2010	10,000,000	10,000	(10,000,000)	(88,000)	78,000	-	-	-	-
Common stock issued for cash	36,487,302	36,487	(36,487,302)	(224,000)	187,513	-	-	-	-
Common stock certificated that was issued as stock-based compensation	75,273,340	75,273	(5,650,000)	(87,250)	34,477	-	-	-	22,500
Common stock certificated that was issued for services rendered	4,789,840	4,790	(4,789,840)	(42,750)	37,960	-	-	-	-
Common stock issued for loan repayment	1,991,111	1,991	(1,991,111)	(21,590)	19,599	-	-	-	-
Repurchase of common stock	-	-	-	-	-	424,118	(2,500)	-	(2,500)
Net loss	-	-	-	-	-	-	-	(75,297)	(75,297)

Balance, March 31, 2012	480,188,423	$480,188	2,300,000	$13,000	$1,036,548	424,118	$(2,500)	$(1,755,713)	$(228,477)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(Unaudited)

	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(75,297)	$(122,640)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	33,791	33,625
Gain on settlement of debt	(56,540)	-
Common stock issued for compensation	22,500	-
Changes in operating assets and liabilities:
Accounts receivable	63,223	(167,955)
Other current assets	(2,024)	187
Accounts payable and accrued expenses	36,579	189,856
Net cash provided by (used in) operating activities	22,232	(66,927)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	-	(9,118)
Net cash used in investing activities	-	(9,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	20,000
Payment for treasury stock	(2,500)	-
Proceeds from issuance of notes payable - related party	-	50,000
Repayment of notes payable - related party	(17,000)	(8,000)
Repayment of notes payable	-	(6,500)
Net cash (used in) provided by financing activities	(19,500)	55,500

Net increase (decrease) in cash	2,732	(20,545)
Cash, beginning of the period	16,960	27,353

Cash, end of the period	$19,692	$6,808

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2012
(Unaudited)

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

    In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the consolidated financial position as of March 31, 2012 and the results of operations and cash flows for the three months ended March 31, 2012 and 2011.  The results from operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

    The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2011, included in the Company’s annual report on Form 10-K filed with the SEC on August 16, 2012.

    The condensed consolidated financial statements as of December 31, 2011 contained herein have been derived from the audited consolidated financial statements as at December 31, 2011, but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Basis of Consolidation

    As of March 31, 2012, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt operating as a branch office under Santeon, Inc.  The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2.  Going Concern

    The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $75,297 and $122,640 for the three months ended March 31, 2012 and 2011, respectively; accumulated deficits of $1,755,713 as of March 30, 2012 and $1,680,416 as of December 31, 2011; and a negative working capital position (current liabilities exceeded current assets) of $472,704 as of March 31, 2012 and $586,813 as of December 31, 2011.  These factors among others raise substantial doubt regarding the Company’s ability to continue as going concern.

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

    The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. The Company did not capitalize any internal labor costs for the three months ended March 31, 2012 and 2011, respectively. Amortization expense related to the capitalization of software development of $32,003 and $32,003 has been recorded under cost of revenues for the three months ended March 31, 2012 and 2011, respectively. Also, included in cost of revenue is amortization expense related to the acquired software of $414 and $414 for the three months ended March 31, 2012 and 2011, respectively. The table below reflects the capitalized software costs as of March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(unaudited)

Software, net of accumulated amortization of $282,691 and $250,689 at March 31, 2012 and December 31, 2011, respectively.	$357,365	$389,368

Acquired software, net of accumulated amortization of $52,736 and $52,322 at March 31, 2012 and December 31, 2011, respectively, and accumulated impairment of $243,667 at March 31, 2012 and December 31, 2011.	5,105	5,519

Software assets, net	$362,470	$394,887

    Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. An impairment charge of $0 was recognized for the three months ended March 31, 2012 and at December 31, 2011 for the Company’s acquired software.

Note 5. Notes Payable

    As of March 31, 2012 and December 31, 2011, the Company had outstanding notes payable as follows:

	March 31, 2012	December 31, 2011
	(unaudited)

2.00% Unsecured Promissory Note due March 2015 (1)	$210,000	$196,500

15.00% Unsecured Note due July 2007	45,000	45,000

Total Notes Payable	255,000	241,500

less: current portion of Notes Payable	(119,385)	(241,500)
Long term portion of Notes Payable	$135,615	$-

(1) The 2.00% Unsecured Promissory Note due March 2015 was previously classified as the 10.00% Unsecured Convertible Promissory Note due August 2008.  During the three months ended March 31, 2012, the original Note was restructured and replaced with the new Unsecured Promissory Note due March 2015.  The new Note has an amortizing payment plan such that the Company would make thirty-six equal installments of $6,015 per month to the note holder until the loan was fully satisfied. The Company made the first payment in April 2012.  As a result of restructuring the original Note, the Company recognized a gain on the settlement of debt of $56,540 as of March 31, 2012.

    The 15.00% Unsecured Note due July 2007 is classified as short-term as of March 31, 2012 and December 31, 2011 as the maturity date lapsed and the Company is currently negotiating with the lender for revised repayment terms.

Note 6. Related Party Transactions

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

    As of March 31, 2012 and December 31, 2011, the outstanding balance was $25,000 and $30,000, respectively.

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

    As of March 31, 2012 and December 31, 2011, the outstanding balance was $22,033, respectively.

11.00% Unsecured Loan Agreement due March 2007

    In June 2006, the holder of the 11.00% Unsecured Loan Agreement due March 2007 (the “Loan Agreement”) signed a loan agreement with Mr. Ashraf M. Rofail for a total of seventy-five thousand dollars ($75,000) in three installments of twenty-five thousand dollars ($25,000) each with the first installment being made in July 2006 and the last installment in March 2006. The purpose of the loan was to provide capital for growth and general operating needs for Santeon, Inc.  The loan was set to mature in March 2007, on the first anniversary of the last loan installment of $25,000.

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

    As of March 31, 2012 and December 31, 2011, the settled outstanding loan balance was $33,000 and $45,000, respectively.

Note 7.  Capital Stock

During the three months ended March 31, 2012, the Company:

1.	Issued 2,500,000 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement that were valued at $22,500.

2.	Certificated the previously authorized and issued shares of common stock as follows:
a.	80,000,000 shares of common stock to the shareholders of Santeon, Inc. in connection with the Merger Transaction consummated in May 2010;
b.	10,000,000 shares of common stock to the shareholders of X2A Consulting LLC in connection with the Merger Transaction consummated in April 2010;
c.	36,487,302 shares of common stock to investors for cash valued at $224,000;
d.	75,273,340 shares of common stock as stock-based compensation valued at $87,250, which included the 2,500,000 shares of common stock valued at $22,500 as disclosed in item #1 above;
e.	4,789,840 shares of common stock for services rendered valued at $42,750; and
f.	1,991,111 shares of common stock as loan repayments valued at $21,590.

3.	Repurchased 424,118 shares of common stock from a former officer and employee of the Company pursuant to a settlement agreement for cash valued at $2,500.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after March 31, 2012 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three months ended March 31, 2012 as they are considered outstanding.

Note 8. Subsequent Events

    Subsequent to the quarter ended March 31, 2012, the Company:

1.	Certificated in mid 2012, 300,000 shares of common stock which were sold for $3,000 cash to a certain investors during 2010 and which were previously presented as common shares to be issued.

2.	In July 2012, the Company repaid to one of its officers the full principal of $22,033 (related party note) plus accrued interest. This note has been fully satisfied.

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

For the three months ended March 31, 2012, there were no warrants, preferred shares or common stock options issued and outstanding.

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

Results of Operations.  Three months ended March 31, 2012 vs. three months ended March 31, 2011

Revenues

During the three months ended March 31, 2012, we generated total revenues of $774,550 as compared to $510,054 for the three months ended March 31, 2011.  Of the $264,496 period over period increase in revenues, an increase of $137,689 was generated from software development and maintenance, $128,057 was generated by the Agile business and a net decrease of $1,250 in all other businesses, such as eBN and media platform subscriptions.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2012 was $494,925 compared to $365,693 for the three months ended March 31, 2011.  The period over period increase of $129,232 is due to an increase of $140,926 in headcount for Agile training, coaching and consulting and software development, support and maintenance offset by a decrease of $11,694 related to non-headcount expenses related to these two lines of business.

Operating Expenses

Overall operating expenses for the three months ended March 31, 2012 were $405,461 compared to $258,043 for the three months ended March 31, 2011.  Of the $147,418 period over period increase in total operating expenses, the primary components of the change are: an increase of $134,548 in personnel and personnel-related expenses, an increase of $13,173 related to marketing expense, an increase of $11,504 in travel expenses, an increase of $10,571 for administrative rent and utilities, a decrease of $28,718 related to public company compliance expenses and a net increase of $6,340 in other administrative costs.

Net Loss

The Company had a net loss of $75,297 for the three months ended March 31, 2012, compared to a net loss of $122,640 for the three months ended March 31, 2011.  Included in the quarters ended March 31, 2012 and 2011 was a foreign currency transaction gain of $397 and a foreign currency transaction loss of $923, respectively.  In addition, included in the net loss for the three months ended March 31, 2012 was a gain on settlement of debt of $56,540.

Financial Condition

Net cash provided by operating activities was $22,232 during the three months ended March 31, 2012 compared to cash used in operating activities of $66,927 during the three months ended March 31, 2011. The generation of cash from operating activities for the three months ended March 31, 2012 is partially due to the issuance of common stock for compensation of $22,500.  In addition, the net movements in the operating assets and liabilities accounts, which include accounts receivable, other assets and accounts payable and accrued expenses, provided cash of $97,778 during the three months ended March 31, 2012.

Net cash used in investing activities was $0 and $9,118 for the three months ended March 31, 2012 and 2011, respectively.  The net cash used in investing activities decreased as the Company did not incur any capital expenditure in the purchase of equipment or furniture during the three months ended March 31, 2012.

Net cash used in financing activities was $19,500 for the three months ended March 31, 2012 and net cash provided by financing activities of $55,500 for the three months ended March 31, 2011. The net cash provided by financing activities decreased by $75,000 on a period over period basis due to payments of $17,000 to reduce notes payable – related party and $2,500 for the repurchase of common stock for the three months ended March 31, 2012 as compared to payments of $8,000 and $6,500 to reduce notes payable – related party and notes payable, respectively, as well as proceeds of $50,000 from notes payable – related party and proceeds of $20,000 from sale of common stock during the three months ended March 31, 2011.

As of March 31, 2012, the Company had a working capital deficit (Current Liabilities exceeded Current Assets) of $472,704 and had an accumulated operating deficit of $1,755,713. While there is no assurance that the Company will generate sufficient net income in subsequent periods such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the period ended March 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2012.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2012 based on the COSO framework criteria. Management has not identified any control deficiencies regarding the lack of segregation of duties and/or the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2012 included in this Quarterly Report on Form 10-Q are fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended March 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2012, the Company:

1.	Issued 2,500,000 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement that were valued at $22,500.

2.	Certificated the previously authorized and issued shares of common stock as follows:
a.	80,000,000 shares of common stock to the shareholders of Santeon, Inc. in connection with the Merger Transaction consummated in May 2010;
b.	10,000,000 shares of common stock to the shareholders of X2A Consulting LLC in connection with the Merger Transaction consummated in April 2010;
c.	36,487,302 shares of common stock to investors for cash valued at $224,000;
d.	75,273,340 shares of common stock as stock-based compensation valued at $87,250, which included the 2,500,000 shares of common stock valued at $22,500 as disclosed in item #1 above;
e.	4,789,840 shares of common stock for services rendered valued at $42,750; and
f.	1,991,111 shares of common stock as loan repayments valued at $21,590.

3.	Repurchased 424,118 shares of common stock from a former officer and employee of the Company pursuant to a settlement agreement for cash valued at $2,500.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after March 31, 2012 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three months ended March 31, 2012 as they are considered outstanding.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

In January 2012, the Company entered into a material sub-contractor agreement with The MITRE Corporation to provide Agile coaching and consulting services to the US Department of Homeland Security.

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
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on October 4, 2012 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP, INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO