Form 10-Q
period 2012-06-30
SANTEON GROUP, INC.
filed 2012-10-12
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☐ No ☒

As of October 10, 2012, there were 476,415,809 shares outstanding of the issuer’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$4,347	$16,960
Accounts receivable	710,192	581,479
Other current assets	16,445	15,160
Total current assets	730,984	613,599

Property and equipment, net	17,233	18,746
Software assets, net	330,053	394,887
Total non-current assets	347,286	413,633

Total Assets	$1,078,270	$1,027,232

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,019,755	$861,879
Notes payable - related party	74,033	97,033
Notes payable - current portion of long term liabilities	119,758	241,500
Total current liabilities	1,213,546	1,200,412

Long term liabilities:
Notes payable	118,219	-
Total long term liabilities	118,219	-

Stockholders' deficit :
Common stock, par value $0.001, 700,000,000 shares authorized; 480,188,423 and 271,646,830 shares issued as of June 30, 2012 and December 31, 2011, respectively, 475,388,163 and 271,646,830 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	475,388	271,647
Common stock to be issued	13,000	484,590
Additional paid in capital	1,041,523	750,999
Treasury stock, at cost, 4,800,260 and 0 shares as of June 30, 2012 and December 31, 2011, respectively	(28,925)	-
Accumulated deficit	(1,754,481)	(1,680,416)
Total stockholders' deficit	(253,495)	(173,180)

Total Liabilities and Stockholders' Deficit	$1,078,270	$1,027,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Revenues	$926,643	$426,391	$1,701,193	$936,444
Costs of revenue	525,167	310,910	1,020,092	676,603
Gross Profit	401,476	115,481	681,101	259,841

Operating expenses:
General, selling and administration	415,750	345,849	819,837	602,683
Depreciation and amortization	1,439	1,209	2,813	2,417
Total operating expenses	417,189	347,058	822,650	605,100

Loss from operations	(15,713)	(231,577)	(141,549)	(345,259)

Other Income/(Expense):
Interest expense	(1,954)	(8,089)	(8,352)	(16,124)
Other income	18,750	-	18,750	-
Gain on settlement of debt	-	-	56,540	-
Gain (loss) from foreign currency transactions	149	(124)	546	(1,047)
Total Other Income (Expense)	16,945	(8,213)	67,484	(17,171)

Income (loss) before provision for income taxes	1,232	(239,790)	(74,065)	(362,430)

Income tax (benefit) expense	-	-	-	-

Net income (loss)	$1,232	$(239,790)	$(74,065)	$(362,430)

Net income (loss) per common share, basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	480,601,579	455,260,887	480,793,430	446,754,585

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2012
(Unaudited)

	Common stock		Common Shares To Be Issued		Additional Paid in	Treasury stock		Accumulated	Total Shareholder's
	Shares	Par Value	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, December 31, 2011	271,646,830	$271,647	141,218,253	$484,590	$750,999	-	$-	$(1,680,416)	$(173,180)

Common stock issued and certificated to Santeon, Inc. shareholders in connection with Merger Transaction in May 2010	80,000,000	80,000	(80,000,000)	(8,000)	(72,000)	-	-	-	-
Common stock issued to X2A consulting, LLC shareholders in connection with acquisition in April 2010	10,000,000	10,000	(10,000,000)	(88,000)	78,000	-	-	-	-
Common stock issued for cash	36,487,302	36,487	(36,487,302)	(224,000)	187,513	-	-	-	-
Common stock certificated that was issued as stock-based compensation	75,273,340	75,273	(5,650,000)	(87,250)	34,477	-	-	-	22,500
Common stock certificated that was issued for services rendered	4,789,840	4,790	(4,789,840)	(42,750)	37,960	-	-	-	-
Common stock certificated that was issued for loan repayment	1,991,111	1,991	(1,991,111)	(21,590)	19,599	-	-	-	-
Repurchase and cancellation of common stock	(4,800,260)	(4,800)	-	-	4,975	4,800,260	(28,925)	-	(28,750)
Net loss	-	-	-	-	-	-	-	(74,065)	(74,065)

Balance, June 30, 2012	475,388,163	$475,388	2,300,000	$13,000	$1,041,523	4,800,260	$(28,925)	$(1,754,481)	$(253,495)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(Unaudited)

	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(74,065)	$(362,430)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	67,647	67,250
Other income	(18,750)
Gain on settlement of debt	(56,540)	-
Common stock issued for compensation	22,500	-
Changes in operating assets and liabilities:
Accounts receivable	(128,713)	(255,354)
Other current assets	(1,285)	374
Accounts payable and accrued expenses	227,916	291,055
Net cash provided by (used in) operating activities	38,710	(259,105)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(1,300)	(9,118)
Net cash used in investing activities	(1,300)	(9,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	195,000
Payment for treasury stock	(10,000)	-
Proceeds from issuance of notes payable - related party	-	72,033
Repayment of notes payable - related party	(23,000)	(16,000)
Repayment of notes payable	(17,023)	(6,500)
Net cash (used in) provided by financing activities	(50,023)	244,533

Net decrease in cash	(12,613)	(23,690)
Cash, beginning of the period	16,960	27,353

Cash, end of the period	$4,347	$3,663

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2012
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

    In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the consolidated financial position as of June 30, 2012 and the results of operations and cash flows for the three and six months ended June 30, 2012 and 2011.  The results from operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Basis of Consolidation

    As of June 30, 2012, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt operating as a branch office under Santeon, Inc.  The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2.  Going Concern

    The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the accompanying unaudited condensed consolidated financial statements, the Company incurred a net loss of $74,065 and $362,430 for the six months ended June 30, 2012 and 2011, respectively; accumulated deficits of $1,754,481 as of June 30, 2012 and $1,680,416 as of December 31, 2011; and a negative working capital position (current liabilities exceeded current assets) of $482,562 as of June 30, 2012 and $586,813 as of December 31, 2011.  These factors among others raise substantial doubt regarding the Company’s ability to continue as going concern.

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

    The acquired software was acquired in connection with the Merger Transaction completed on May 12, 2010, which consisted of media platforms.

The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. The Company did not capitalize any internal labor costs for the three and six months ended June 30, 2012 and 2011, respectively. Amortization expense related to the capitalization of software development of $32,003 has been recorded under cost of revenues for the three months ended June 30, 2012 and 2011, respectively, and $64,006 for the six months ended June 30, 2012 and 2011, respectively. Also, included in cost of revenue is amortization expense related to the acquired software of $414 for the three months ended June 30, 2012 and 2011, respectively, and $828 for the six months ended June 30, 2012 and 2011, respectively. The table below reflects the capitalized software costs as of June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(unaudited)

Software, net of accumulated amortization of $314,694 and $250,689 at June 30, 2012 and December 31, 2011, respectively.	$325,362	$389,368

Acquired software, net of accumulated amortization of $53,150 and $52,322 at June 30, 2012 and December 31, 2011, respectively, and accumulated impairment of $243,667 at June 30, 2012 and December 31, 2011.	4,691	5,519

Software assets, net	$330,053	$394,887

    Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. An impairment charge of $0 was recognized for the three and six months ended June 30, 2012 and at December 31, 2011 for the Company’s acquired software.

Note 4: Notes Payable

As of June 30, 2012 and December 31, 2011, the Company had outstanding notes payable as follows:

	June 30, 2012	December 31, 2011
	(unaudited)

2.00% Unsecured Promissory Note due March 2015 (1)	$192,977	$196,500

15.00% Unsecured Note due July 2007	45,000	45,000

Total Notes Payable	237,977	241,500

less: current portion of Notes Payable	(119,758)	(241,500)
Long term portion of Notes Payable	$118,219	$-

(1) The 2.00% Unsecured Promissory Note due March 2015 was previously classified as the 10.00% Unsecured Convertible Promissory Note due August 2008.  During the three months ended March 31, 2012, the original Note was restructured and replaced with the new Unsecured Promissory Note due March 2015.  The new Note has an amortizing payment plan such that the Company would make thirty-six equal installments of $6,015 per month to the note holder until the loan was fully satisfied. The Company made the first payment in April 2012 and has been making payments in accordance with the Note’s payment plan as of June 30, 2012.  As a result of restructuring the original Note, the Company recognized a gain on the settlement of debt of $56,540 during the three months ended March 31, 2012.

    The 15.00% Unsecured Note due July 2007 is classified as short-term as of June 30, 2012 and December 31, 2011 as the maturity date lapsed and the Company is currently negotiating with the lender for revised repayment terms.

Note 5. Related Party Transactions

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

    As of June 30, 2012 and December 31, 2011, the outstanding balance was $25,000 and $30,000, respectively.

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

    As of June 30, 2012 and December 31, 2011, the outstanding balance was $22,033, respectively.

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

    As of June 30, 2012 and December 31, 2011, the settled outstanding loan balance was $27,000 and $45,000, respectively.

Note 6.  Capital Stock

During the six months ended June 30, 2012, the Company:

1.	Issued 2,500,000 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement that was valued at $22,500.

2.	Certificated the previously authorized and issued shares of common stock as follows:
a.	80,000,000 shares of common stock to the shareholders of Santeon, Inc. in connection with the Merger Transaction consummated in May 2010;
b.	10,000,000 shares of common stock to the shareholders of X2A Consulting LLC in connection with the Merger Transaction consummated in April 2010;
c.	36,487,302 shares of common stock to investors for cash valued at $224,000;
d.	75,273,340 shares of common stock as stock-based compensation valued at $87,250, which included the 2,500,000 shares of common stock valued at $22,500 as disclosed in item #1 above;
e.	4,789,840 shares of common stock for services rendered valued at $42,750; and
f.	1,991,111 shares of common stock as loan repayments valued at $21,590.

3.
Received into treasury 2,928,788 shares of returned common stock originally valued at $18,750 that were issued to a vendor of the Company for services rendered in a previous period. The vendor returned the common stock to the Company for no consideration and the Company recorded $18,750 as other income as there is no further obligation from the Company.

4.
Received into treasury 175,000 shares of returned common stock originally valued at $175 that were previously issued pursuant to a stock subscription agreement put in place in 2006. Prior to the Merger Transaction in 2010, the party to the subscription agreement returned the common stock to the Company to settle the unpaid portion of the subscription receivable and cancelled the remaining portion of the subscription agreement.  There is no further obligation on the part of the Company or the subscriber with respect to the stock subscription agreement.

5.	Repurchased 1,696,472 shares of common stock from a former officer and employee of the Company pursuant to a settlement agreement for cash valued at $10,000.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after June 30, 2012 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three and six months ended June 30, 2012 as they are considered outstanding.

Note 7. Subsequent Events

Subsequent to the quarter ended June 30, 2012, the Company:

1.	Certificated in July 2012, 300,000 shares of common stock which were sold for $3,000 cash to a certain investor during 2010 and which were previously presented as common shares to be issued.

2.	In August 2012, the Company repaid to one of its officers the full principal of $22,033 (related party note) plus accrued interest. This note has been fully satisfied.

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

For the three and six months ended June 30, 2012, there were no warrants, preferred shares or common stock options issued and outstanding.

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

Results of Operations.  Three months ended June 30, 2012 vs. three months ended June 30, 2011

Revenues

During the three months ended June 30, 2012, we generated total revenues of $926,643 as compared to $426,391 for the three months ended June 30, 2011.  Of the $500,252 period over period increase in revenues, an increase of $252,660 was generated by the Agile business, and increase of $243,365 was generated from software development and maintenance, and a net increase of $4,227 in all other businesses, such as eBN and media platform subscriptions.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2012 was $525,167 compared to $310,910 for the three months ended June 30, 2011.  The period over period increase of $214,257 is due to an increase of $230,676 in headcount for Agile training, coaching and consulting and software development, support and maintenance offset by a net decrease of $16,419 related to non-headcount expenses related to these two lines of business.

Operating Expenses

Overall operating expenses for the three months ended June 30, 2012 were $417,189 compared to $347,058 for the three months ended June 30, 2011.  Of the $70,131 period over period increase in total operating expenses, the primary components of the change are: an increase of $119,871 in personnel and personnel-related expenses, an increase of $12,098 related to marketing expense, an increase of $11,301 for administrative rent and utilities, a decrease of $43,700 for third-party agent commissions, a decrease of $20,516 related to public company compliance expenses, a decrease of $5,597 in travel expenses, and a net decrease of $3,326 in other administrative costs.

Net Loss

The Company had a net profit of $1,232 for the three months ended June 30, 2012, compared to a net loss of $239,790 for the three months ended June 30, 2011.  Included in the quarters ended June 30, 2012 and 2011 was a foreign currency transaction gain of $149 and a foreign currency transaction loss of $124, respectively. In addition, included in the net profit for June 30, 2012 was other income of $18,750 resulting from the return of common stock, for no additional consideration and with no further obligation on the part of the Company, that was previously issued to a vendor for services rendered.

Results of Operations.  Six months ended June 30, 2012 vs. Six months ended June 30, 2011

Revenues

During the six months ended June 30, 2012, we generated total revenues of $1,701,193 as compared to $936,444 for the six months ended June 30, 2011.  Of the $764,749 period over period increase in revenues, an increase of $381,054 was generated from software development and maintenance, $380,718 was generated by the Agile business and a net increase of $2,977 in all other businesses, such as eBN and media platform subscriptions.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2012 was $1,020,092 compared to $676,603 for the six months ended June 30, 2011.  The period over period increase of $343,489 is due to an increase of $371,602 in headcount for Agile training, coaching and consulting and software development, support and maintenance offset by a decrease of $28,113 related to non-headcount expenses related to these two lines of business.

Operating Expenses

Overall operating expenses for the six months ended June 30, 2012 were $822,650 compared to $605,100 for the six months ended June 30, 2011.  Of the $217,550 period over period increase in total operating expenses, the primary components of the change are: an increase of $257,639 in personnel and personnel-related expenses, an increase in marketing of $23,934, an increase of $21,872 for administrative rent and utilities, an increase of $6,935 in travel expenses, a decrease of $49,235 related to public company compliance expenses, a decrease of $44,700 related to third-party agent commissions and a net increase of $1,105 in other administrative costs.

Net Loss

The Company had a net loss of $74,065 for the six months ended June 30, 2012, compared to a net loss of $362,430 for the six months ended June 30, 2011.  Included in the six month period ended June 30, 2012 and 2011 was a foreign currency transaction gain of $546 and a foreign currency transaction loss of $1,047, respectively. In addition, included in the net loss for the six months ended June 30, 2012 was other income of $18,750 resulting from the return of common stock, for no additional consideration and with no further obligation on the part of the Company, that was previously issued to a vendor for services rendered and a gain on the settlement of debt of $56,540.

Financial Condition

Net cash provided by operating activities was $38,710 during the six months ended June 30, 2012 compared to cash used in operating activities of $259,105 during the six months ended June 30, 2011. The generation of cash from operating activities for the six months ended June 30, 2012 is partially due to the issuance of common stock for compensation of $22,500.  In addition, the net movements in the operating assets and liabilities accounts, which include accounts receivable, other assets and accounts payable and accrued expenses, provided cash of $97,918 during the six months ended June 30, 2012.

Net cash used in investing activities was $1,300 and $9,118 for the six months ended June 30, 2012 and 2011, respectively.

Net cash used in financing activities was $50,023 for the six months ended June 30, 2012 as compared to net cash provided by financing activities of $244,533 for the six months ended June 30, 2011. The net cash provided by financing activities decreased by $294,556 on a period over period basis due to a net increase of $17,523 in payments to reduce notes payable and notes payable – related party, an increase of $10,000 for the repurchase of common stock, a net decrease of $195,000 in proceeds from the sale of common stock and a net decrease of $72,033 in the proceeds from the issuance of notes payable – related party.

As of June 30, 2012, the Company had a working capital deficit (Current Liabilities exceeded Current Assets) of $482,562 and had an accumulated operating deficit of $1,754,481. While there is no assurance that the Company will generate sufficient net income in subsequent periods such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the period ended June 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2012.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and/or the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and six months ended June 30, 2012 included in this Quarterly Report on Form 10-Q are fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three and six months ended June 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2012, the Company:

1.	Issued 2,500,000 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement that was valued at $22,500.

2.	Certificated the previously authorized and issued shares of common stock as follows:
a.	80,000,000 shares of common stock to the shareholders of Santeon, Inc. in connection with the Merger Transaction consummated in May 2010;
b.	10,000,000 shares of common stock to the shareholders of X2A Consulting LLC in connection with the Merger Transaction consummated in April 2010;
c.	36,487,302 shares of common stock to investors for cash valued at $224,000;
d.	75,273,340 shares of common stock as stock-based compensation valued at $87,250, which included the 2,500,000 shares of common stock valued at $22,500 as disclosed in item #1 above;
e.	4,789,840 shares of common stock for services rendered valued at $42,750; and
f.	1,991,111 shares of common stock as loan repayments valued at $21,590.

3.
Received into treasury 2,928,788 shares of returned common stock originally valued at $18,750 that were issued to a vendor of the Company for services rendered in a previous period. The vendor returned the common stock to the Company for no consideration and the Company recorded $18,750 as other income as there is no further obligation from the Company.

4.
Received into treasury 175,000 shares of returned common stock originally valued at $175 that were previously issued pursuant to a stock subscription agreement put in place in 2006. Prior to the Merger Transaction in 2010, the party to the subscription agreement returned the common stock to the Company to settle the unpaid portion of the subscription receivable and cancelled the remaining portion of the subscription agreement.  There is no further obligation on the part of the Company or the subscriber with respect to the stock subscription agreement.

5.	Repurchased 1,696,472 shares of common stock from a former officer and employee of the Company pursuant to a settlement agreement for cash valued at $10,000.

The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after June 30, 2012 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three and six months ended June 30, 2012 as they are considered outstanding.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1 *	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Interactive Data Files
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on October 12, 2012 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP, INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO