Form 10-Q
period 2012-09-30
SANTEON GROUP, INC.
filed 2012-11-01
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2012

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group, Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☐ No ☒

As of October 20, 2012, there were 475,991,691 shares outstanding of the issuer’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$120,118	$16,960
Accounts receivable	660,194	581,479
Other current assets	19,273	15,160
Total current assets	799,585	613,599

Property and equipment, net	20,583	18,746
Software and software under development, net	297,637	394,887
Total non-current assets	318,220	413,633

Total Assets	$1,117,805	$1,027,232

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$967,208	$861,879
Notes payable - related party	40,000	97,033
Notes payable - current portion of long term liabilities	120,133	241,500
Total current liabilities	1,127,341	1,200,412

Long term liabilities:
Notes payable	100,736	-
Total long term liabilities	100,736	-

Stockholders' deficit :
Common stock, par value $0.001, 700,000,000 shares authorized; 480,488,423 and 271,646,830 shares issued as of September 30, 2012 and December 31, 2011, respectively, and 474,415,809 and 271,646,830 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	474,416	271,647
Common stock to be issued	10,000	484,590
Additional paid in capital	1,045,495	750,999
Treasury stock, at cost, 6,072,614 and 0 shares as of September 30, 2012 and December 31, 2011, respectively	(36,425)	-
Accumulated deficit	(1,603,758)	(1,680,416)
Total stockholders' deficit	(110,272)	(173,180)

Total Liabilities and Stockholders' Deficit	$1,117,805	$1,027,232

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Revenues	$1,196,711	$586,762	$2,897,904	$1,523,206
Costs of revenue	588,741	348,191	1,608,833	1,024,793
Gross Profit	607,970	238,571	1,289,071	498,413

Operating expenses:
General, selling and administration	456,478	376,463	1,276,315	979,146
Depreciation and amortization	1,460	1,209	4,273	3,626
Total operating expenses	457,938	377,672	1,280,588	982,772

Income (loss) from operations	150,032	(139,101)	8,483	(484,359)

Other Income/(Expense):
Interest expense	(1,556)	(8,622)	(9,908)	(24,746)
Gain on settlement of debt	-	56,498	56,540	56,498
Gain (loss) from foreign currency transactions	1,840	76	2,386	(971)
Other income (expense)	407	(3,431)	19,157	(3,431)
Total Other Income	691	44,521	68,175	27,350

Income (loss) before provision for income taxes	150,723	(94,580)	76,658	(457,009)

Income tax (benefit) expense	-	-	-	-

Net income (loss)	$150,723	$(94,580)	$76,658	$(457,009)

Net income (loss) per common share, basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	477,125,745	468,722,194	479,561,944	454,157,588

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012
(Unaudited)

	Common stock		Common Shares To Be Issued		Additional Paid in	Treasury stock		Accumulated	Total Shareholder's
	Shares	Par Value	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, December 31, 2011	271,646,830	$271,647	141,218,253	$484,590	$750,999	-	$-	$(1,680,416)	$(173,180)

Common stock issued and certificated to Santeon, Inc. shareholders in connection with Merger Transaction in May 2010	80,000,000	80,000	(80,000,000)	(8,000)	(72,000)	-	-	-	-
Common stock issued to X2A consulting, LLC shareholders in connection with acquisition in April 2010	10,000,000	10,000	(10,000,000)	(88,000)	78,000	-	-	-	-
Common stock issued for cash	36,787,302	36,787	(36,787,302)	(227,000)	190,213	-	-	-	-
Common stock certificated that was issued as stock-based compensation	75,273,340	75,273	(5,650,000)	(87,250)	34,477	-	-	-	22,500
Common stock certificated that was issued for services rendered	4,789,840	4,790	(4,789,840)	(42,750)	37,960	-	-	-	-
Common stock certificated that was issued for loan repayment	1,991,111	1,991	(1,991,111)	(21,590)	19,599	-	-	-	-
Repurchase and cancellation of common stock	(6,072,614)	(6,073)	-	-	6,248	6,072,614	(36,425)	-	(36,250)
Net income	-	-	-	-	-	-	-	76,658	76,658

Balance, September 30, 2012	474,415,809	$474,416	2,000,000	$10,000	$1,045,495	6,072,614	$(36,425)	$(1,603,758)	$(110,272)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$76,658	$(457,009)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	101,524	100,876
Other Income	(19,155)	-
Gain on settlement of debt	(56,540)	(56,498)
Common stock issued for compensation	22,500	43,894
Changes in operating assets and liabilities:
Accounts receivable	(78,715)	(315,915)
Other current assets	(4,113)	561
Accounts payable and accrued expenses	174,514	444,942
Net cash provided by (used in) operating activities	216,673	(239,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment and furniture	(4,851)	(9,118)
Net cash used in investing activities	(4,851)	(9,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	205,000
Payment for treasury stock	(17,500)	-
Proceeds from issuance of notes payable - related party	-	72,033
Repayment of notes payable - related party	(57,033)	(24,000)
Repayment of notes payable	(34,131)	(6,500)
Net cash (used in) provided by financing activities	(108,664)	246,533

Net increase (decrease) in cash	103,158	(1,734)
Cash, beginning of the period	16,960	27,353

Cash, end of the period	$120,118	$25,619

Supplemental disclosures of cash flow information:
Taxes paid	$-	$-
Interest paid	$2,513	$-

Non-cash investing activities:
Purchase of equipment on account	$1,259	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2012
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

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the consolidated financial position as of September 30, 2012 and the results of operations and cash flows for the three and nine months ended September 30, 2012 and 2011.  The results from operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

Basis of Consolidation

As of September 30, 2012, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt operating as a branch office under Santeon, Inc.  The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2.  Liquidity

We believe that our present cash balance, the recent trends of strong revenue growth, net profits generated and net cash generated by operating activities, contracts in hand and current customer prospects will be sufficient to sustain our operations for the next twelve months and beyond even though our current liabilities exceed our current assets as of September 30, 2012.

We also believe that our relatively low level of capital needs will be met from cash generated by operations; however, to achieve our business objectives, we may require additional funding such as bank loans, public or private debt instruments, the sale of shares for cash or other capital raising methods. To date, we have not received a commitment for capital in any amount and cannot assure you that we will be able to obtain such capital on terms satisfactory to the Company.

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

The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. The Company did not capitalize any internal labor costs for the three and nine months ended September 30, 2012 and 2011, respectively. Amortization expense related to the capitalization of software development of $32,003 has been recorded under cost of revenues for the three months ended September 30, 2012 and 2011, respectively, and $96,008 for the nine months ended September 30, 2012 and 2011, respectively. Also, included in cost of revenue is amortization expense related to the acquired software of $414 for the three months ended September 30, 2012 and 2011, respectively, and $1,243 for the nine months ended September 30, 2012 and 2011, respectively. The table below reflects the capitalized software costs as of September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(unaudited)

Software, net of accumulated amortization of $346,697 and $250,689 at September 30, 2012 and December 31, 2011, respectively.	$293,359	$389,368

Acquired software, net of accumulated amortization of $53,564 and $52,322 at September 30, 2012 and December 31, 2011, respectively, and accumulated impairment of $243,667 at September 30, 2012 and December 31, 2011.	4,278	5,519

Software assets, net	$297,637	$394,887

Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. An impairment charge of $0 was recognized for the three and nine months ended September 30, 2012 and at December 31, 2011 for the Company’s acquired software.

Note 4: Notes Payable

As of September 30, 2012 and December 31, 2011, the Company had outstanding notes payable as follows:

	September 30, 2012	December 31, 2011
	(unaudited)

2.00% Unsecured Promissory Note due March 2015 (1)	$175,869	$196,500

15.00% Unsecured Note due July 2007	45,000	45,000

Total Notes Payable	220,869	241,500

less: current portion of Notes Payable	(120,133)	(241,500)
Long term portion of Notes Payable	$100,736	$-

 (1) The 2.00% Unsecured Promissory Note due March 2015 was previously classified as the 10.00% Unsecured Convertible Promissory Note due August 2008.  During the three months ended March 31, 2012, the original Note was restructured and replaced with the new Unsecured Promissory Note due March 2015.  The new Note has an amortizing payment plan such that the Company would make thirty-six equal installments of $6,015 per month to the note holder until the loan was fully satisfied. The Company made the first payment in April 2012 and has been making payments in accordance with the Note’s payment plan as of September 30, 2012.  As a result of restructuring the original Note, the Company recognized a gain on the settlement of debt of $56,540 during the three months ended March 31, 2012.

The 15.00% Unsecured Note due July 2007 is classified as short-term as of September 30, 2012 and December 31, 2011 as the maturity date lapsed and the Company is currently negotiating with the lender for revised repayment terms.

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

As of September 30, 2012 and December 31, 2011, the outstanding balance was $25,000 and $30,000, respectively.

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

In August 2012, the outstanding balance of $22,033, plus $555 in accrued interest, was repaid to the officer and the obligation was discharged.

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

As of September 30, 2012 and December 31, 2011, the settled outstanding loan balance was $15,000 and $45,000, respectively.

Note 6.  Capital Stock

During the nine months ended September 30, 2012, the Company:

1.	Issued 2,500,000 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement that was valued at $22,500.

2.	Certificated the previously authorized and issued shares of common stock as follows:
a.	80,000,000 shares of common stock to the shareholders of Santeon, Inc. in connection with the Merger Transaction consummated in May 2010;
b.	10,000,000 shares of common stock to the shareholders of X2A Consulting LLC in connection with the Merger Transaction consummated in April 2010;
c.	36,787,302 shares of common stock to investors for cash valued at $227,000;
d.	75,273,340 shares of common stock as stock-based compensation valued at $87,250, which included the 2,500,000 shares of common stock valued at $22,500 as disclosed in item #1 above;
e.	4,789,840 shares of common stock for services rendered valued at $42,750; and
f.	1,991,111 shares of common stock as loan repayments valued at $21,590.

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

5.	Repurchased 2,968,826 shares of common stock from a former officer and employee of the Company pursuant to a settlement agreement for cash valued at $17,500.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.

Note 7. Subsequent Events

In October 2012, the Company entered into an agreement with a third party to upgrade and re-launch the Company’s media website “ubroadcast.com” that was acquired as part of the Merger Transaction. The cost of the upgrade is $15,000.

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

For the three and nine months ended September 30, 2012, there were no warrants, preferred shares or common stock options issued and outstanding.

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

Results of Operations.  Three months ended September 30, 2012 vs. three months ended September 30, 2011

Revenues

During the three months ended September 30, 2012, we generated total revenues of $1,196,711 as compared to $586,762 for the three months ended September 30, 2011.  Of the $609,949 period over period increase in revenues, an increase of $302,534 was generated from software development and maintenance, an increase of $291,634 was generated by the Agile business, and a net increase of $15,781 in all other businesses, such as eBN and media platform subscriptions.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2012 was $588,741 compared to $348,191 for the three months ended September 30, 2011.  The period over period increase of $240,550 is due to an increase of $253,158 in headcount for Agile training, coaching and consulting and software development, support and maintenance offset by a net decrease of $12,608 related to non-headcount expenses related to these two lines of business.

Operating Expenses

Overall operating expenses for the three months ended September 30, 2012 were $457,938 compared to $377,672 for the three months September June 30, 2011.  Of the $80,266 period over period increase in total operating expenses, the primary components of the change are: an increase of $65,808 in personnel and personnel-related expenses, an increase of $24,117 related to public company compliance expenses, an increase of $20,442 in travel expenses, a decrease of $28,400 for third-party agent commissions and a net decrease of $1,701 in other administrative costs.

Net Income (Loss)

The Company had a net profit of $150,723 for the three months ended September 30, 2012, compared to a net loss of $94,580 for the three months ended September 30, 2011.  Included in the three months ended September 30, 2012 and 2011 were foreign currency transaction gains of $1,840 and $76, respectively. Also, included in the three months ended September 30, 2011 was a gain on settlement of debt of $56,498.

Results of Operations.  Nine months ended September 30, 2012 vs. Nine months ended September 30, 2011

Revenues

During the nine months ended September 30, 2012, we generated total revenues of $2,897,904 as compared to $1,523,206 for the nine months ended September 30, 2011.  Of the $1,374,698 period over period increase in revenues, an increase of $683,588 was generated from software development and maintenance, $672,353 was generated by the Agile business and a net increase of $18,757 in all other businesses, such as eBN and media platform subscriptions.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2012 was $1,608,833 compared to $1,024,793 for the nine months ended September 30, 2011.  The period over period increase of $584,040 is due to an increase of $624,761 in headcount for Agile training, coaching and consulting and software development, support and maintenance offset by a decrease of $40,721 related to non-headcount expenses related to these two lines of business.

Operating Expenses

Overall operating expenses for the nine months ended September 30, 2012 were $1,280,588 compared to $982,772 for the nine months ended September 30, 2011.  Of the $297,816 period over period increase in total operating expenses, the primary components of the change are: an increase of $323,661 in personnel and personnel-related expenses, an increase of $28,495 in travel expenses, an increase of $25,080 for administrative rent and utilities, an increase of $12,182 for marketing and business development, a decrease of $73,100 related to third-party agent commissions, a decrease of $21,549 related to public company compliance expenses, and a net increase of $3,047 in other administrative costs.

Net Income (Loss)

The Company had a net profit of $76,658 for the nine months ended September 30, 2012, compared to a net loss of $457,009 for the nine months ended September 30, 2011.  Included in the nine month period ended September 30, 2012 and 2011 was a foreign currency transaction gain of $2,386 and a foreign currency transaction loss of $971, respectively. In addition, included in the net profit for the nine months ended September 30, 2012 and the net loss for the nine months ended September 30, 2011 was a gain on the settlement of debt of $56,540 and $56,498, respectively.  Also included in the net profit for the nine months ended September 30, 2012 was other income of $19,157 resulting from the return of common stock, for no additional consideration and with no further obligation on the part of the Company, that was issued to a vendor for services rendered in a prior period. Further included in the net loss for the nine months ended September 30, 2011 was other expense of $3,431.

Financial Condition

Net cash provided by operating activities was $216,673 during the nine months ended September 30, 2012 compared to cash used in operating activities of $239,149 during the nine months ended September 30, 2011. The generation of cash from operating activities for the nine months ended September 30, 2012 is mainly due to the net income of $76,658, the net movements in the operating assets and liabilities accounts, which include accounts receivable, other assets and accounts payable and accrued expenses, that provided cash of $91,686 and partially due to the issuance of common stock for compensation of $22,500.

Net cash used in investing activities was $4,851 and $9,118 for the nine months ended September 30, 2012 and 2011, respectively.

Net cash used in financing activities was $108,664 for the nine months ended September 30, 2012 as compared to net cash provided by financing activities of $246,533 for the nine months ended September 30, 2011. The net cash provided by financing activities decreased by $355,197 on a period over period basis due to a net cash outflow of $132,697 from notes payable and notes payable – related party, an increase of $17,500 for the repurchase of common stock and a net decrease of $205,000 in proceeds from the sale of common stock.

As of September 30, 2012, the Company had a working capital deficit (Current Liabilities exceeded Current Assets) of $327,756 and had an accumulated operating deficit of $1,603,758. While there is no assurance that the Company will generate sufficient net income in subsequent periods such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

Our Capital Needs and Liquidity

We believe that our present cash balance, the recent trends of strong revenue growth, net profits generated and net cash generated by operating activities, contracts in hand and current customer prospects will be sufficient to sustain our operations for the next twelve months and beyond even though our current liabilities exceed our current assets as of September 30, 2012. We also believe that our relatively low level of capital needs will be met from cash generated by operations; however, to achieve our business objectives, we may require additional funding such as bank loans, public or private debt instruments, the sale of shares for cash or other capital raising methods. To date, we have not received a commitment for capital in any amount and cannot assure you that we will be able to obtain such capital on terms satisfactory to the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the period ended September 30, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2012.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and/or the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and nine months ended September 30, 2012 included in this Quarterly Report on Form 10-Q are fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three and nine months ended September 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended September 30, 2012, the Company:

1.	Issued 2,500,000 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement that was valued at $22,500.

2.	Certificated the previously authorized and issued shares of common stock as follows:
a.	80,000,000 shares of common stock to the shareholders of Santeon, Inc. in connection with the Merger Transaction consummated in May 2010;
b.	10,000,000 shares of common stock to the shareholders of X2A Consulting LLC in connection with the Merger Transaction consummated in April 2010;
c.	36,787,302 shares of common stock to investors for cash valued at $227,000;
d.	75,273,340 shares of common stock as stock-based compensation valued at $87,250, which included the 2,500,000 shares of common stock valued at $22,500 as disclosed in item #1 above;
e.	4,789,840 shares of common stock for services rendered valued at $42,750; and
f.	1,991,111 shares of common stock as loan repayments valued at $21,590.

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

5.	Repurchased 2,968,826 shares of common stock from a former officer and employee of the Company pursuant to a settlement agreement for cash valued at $17,500.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information.

In September 2012, the Company signed a new professional services agreement with The MITRE Corporation that commenced on September 28, 2012 and will terminate on September 27, 2013 to provide Agile consulting/coaching services.

In October 2012, the Company entered into an agreement with a third party to upgrade and re-launch the Company’s media website “ubroadcast.com” that was acquired as part of the Merger Transaction. The cost of the upgrade is $15,000.

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
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 1, 2012 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP, INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO