Form 10-K
period 2012-12-31
SANTEON GROUP, INC.
filed 2013-03-19
CIK 828940

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period From ________ to ________

Commission File No. 33-19961

Santeon Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

11720 Plaza America Drive, Suite 150, Reston, Virginia 20190
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:  (703) 970-9200
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

The number of shares outstanding of the issuer’s common equity, par value $0.001, as of March 18, 2013 was 1,189,899 shares. The aggregate market value of the voting and non-voting common equity held by non-affiliates (810,785 shares) computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s second fiscal quarter ended June 30, 2012 was $3,243,140

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

PART I

Item 1.  Business

Overview

Santeon Group Inc. (“Santeon”, the “Company” or “we” or “our”) is a diversified software products and services company specializing in the transformation and optimization of business performance through the deployment or the development of innovative products and services using Agile in across the commercial, government and consumer sectors. Our innovative products and services enable organizations to optimize performance and maximize value.  Our clients include state and local governments, federal agencies and numerous private sector customers.

While our roots are in healthcare, our name means health (“santé” is French for health), we have expanded into a more horizontal solution offering carrying the same principals of building a “healthy” organization. Whether we are building solutions for commercial, government or consumers, the overall performance and health of the organization and how they benefit from our products and services is of the utmost importance.

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

It is important that the Company’s technology offerings are scalable, easy to implement, attract market leading channel partners, and provide tremendous value for the end customer. We continue to refine our technology assets, making them easier to deploy through partners into targeted vertical markets. Over the past two years, in spite of difficult global financial circumstances and an exceptionally soft business climate, the Company was able to acquire large enterprise customers as well as federal government agencies.  As we continue to innovate in new products and services, the Company expects new revenue opportunities to emerge.

Our corporate offices are located in Reston, Virginia with branch offices in Tampa, Florida and Cairo, Egypt. Our common stock is quoted on the inter-dealer quotation system operated by the OTC Market Group under the symbol SANT.

Recent Developments

Reverse Stock Split

On November 23, 2012 the shareholders holding a majority of the voting power of the Company’s outstanding voting stock (the “Majority Shareholder”) acted by written consent approving an amendment to our Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) to (a) effect a reverse stock split of our common stock by a ratio of one-for-four hundred (1:400) as shall be determined at the sole discretion of the Chief Executive Officer at any time prior to March 31, 2013, subject to receiving all requisite approvals and completion of required notice periods, and (b) reduce the number of authorized shares of our common stock from seven hundred million (700,000,000) shares to fifty million (50,000,000) shares.

On December 10, 2012 the Chief Executive Officer, in accordance with the above-mentioned written consent, determined that the reverse stock split ratio shall be a ratio of one-for-four hundred (1:400). The actions to be taken pursuant to the Written Consent became effective on January 4, 2013 following receipt of approval from FINRA and the filing of the Amended Certificate of Incorporation with the Delaware Secretary of State (the “Effective Date”). The amendment to the Certificate of Incorporation reflecting the Reverse Stock Split that was filed with the Delaware Secretary of State is attached as an Exhibit to this Form 10-K. To avoid the existence of fractional shares of our common stock, the Company will pay cash in lieu of fractional shares.

All references to common stock, share and per share amounts have been retroactively restated to reflect the stock split, unless explicitly stated otherwise.

Purpose and Material Effects of Reverse Stock Split

The Board believes that, among other reasons, the low market price of the Company’s Common Stock has contributed to a lack of investor interest in the Company and has made it difficult to attract new investors.  The Board has proposed the Reverse Stock Split as one method to attract new investors and believes the expected proportionate increase in stock price will enable investment from certain institutional investors who may have internal policies and practices that either prohibit or discourage them from recommending low-priced stocks.

We believe the Reverse Stock Split may improve the price level of our Common Stock and the expected proportionate increase in share price could help generate interest in the Company among investors and create other business opportunities. If the Company’s stock continues to trade at current levels, without effecting a reverse stock split, the low market price of our stock makes it increasingly difficult and potentially impossible to raise additional financing. It should be noted that the effect of the Reverse Stock Split upon the market price for our Common Stock is unpredictable, and the history of similar reverse stock split combinations for companies like ours is varied. The Board does believe however, although there can be no assurance, that the Company’s recent improvement in financial performance will have a positive effect on the post reverse stock split stock value. Accordingly, for these and other reasons discussed below, we believe effecting the Reverse Stock Split is in the Company’s and our stockholders’ best interests.

The principal effect of the Reverse Stock Split will be that the number of shares of common stock outstanding will be reduced from four hundred seventy-five million, nine hundred ninety one thousand, six hundred ninety-one (475,991,691) to one million, one hundred eighty nine thousand, eight hundred ninety-nine (1,189,899) shares of Common Stock, including 5,000 shares of common stock that were not physically certificated until after 2012 due to an administrative delay.

The number of authorized shares of Common Stock will, simultaneous with the Reverse Stock Split, be reduced to fifty million (50,000,000) The following chart depicts the capitalization structure of the Company, both, pre- and post-split, which, for the purpose of showing an example, shows the post-split with a number of different ratios up to one for one thousand:

Pre-Reverse Stock Split

Class of Shares	Authorized	Issued and Outstanding	Authorized but unissued
Common Stock	700,000,000	475,991,691	224,008,309

Preferred Stock	50,000,000	-	50,000,000

Post-Reverse Stock Split (after giving effect to payment of fractional shares)

Class of Shares	Authorized	Issued and Outstanding	Authorized but unissued
Common Stock	50,000,000	1,189,899	48,810,101

Preferred Stock	50,000,000	-	50,000,000

Except as may result from the treatment of fractional shares, the Reverse Stock Split will not change the proportionate equity interests or voting power of our stockholders. All other rights of stockholders will remain unaltered, except for possible immaterial changes. The Common Stock issued pursuant to the Reverse Stock Split will remain fully paid and non-assessable. The Reverse Stock Split is not intended as, and will not have the effect of, a "going private transaction" covered by Rule 13e-3 under the Securities Exchange Act of 1934. We will continue to be subject to the periodic reporting requirements of the Securities Exchange Act of 1934.

Stockholders should recognize that they will own a fewer number of shares than they presently own. While we anticipate that the Reverse Stock Split will result in a potential increase in the market price of our Common Stock, there can be no assurance that the reverse split will achieve this. Should the market price of our Common Stock decline, the percentage decline as an absolute number and as a percentage of our overall market capitalization may be greater than in the absence of a reverse split. Furthermore, the possibility exists for an adverse affect on the liquidity of the market price of our Common Stock following the Reverse Stock Split.

Plans, Proposals or Arrangements to Issue Available Shares of Common Stock

The main purpose of completing this Reverse Stock Split is to increase the market value of our Common Stock in order to have the ability to issue shares to attract investors for future financing and business partners.  The Company currently has no such financing or business partnership agreements pending.

2012 Employee Incentive Stock Option Plan

In November 2012, the 2012 Employee Incentive Stock Option Plan (the “Plan”) was adopted pursuant to the written consent of Majority Stockholders as of November 23, 2012. The Plan provides for various types of awards denominated in shares of Company’s Common Stock to employees, officers and employee directors of the Company.

The Plan shall be administered and interpreted by the Board or by a Committee appointed by the Board. If the Board administers the Plan, references to the “Committee” shall be deemed to refer to the Board. The Committee has the authority to administer and interpret the fair market value of the Common Stock, to select the employees to whom Options may be granted; to determine whether and to what extent Options are granted in accordance with the Plan; to determine the number of shares to be covered by each Option granted under the Plan; to approve forms of agreements for use under the Plan; to determine the number of shares of Restricted Stock to be granted under the Plan; to construe and interpret the terms of the Plan and any award granted under the Plan; to determine vesting schedules; to determine whether and under what circumstances an award may be settles in Common Stock or other consideration instead of cash and to make any other determination and take any other action that the Administrator deems necessary or desirable for the administration of the Plan.

Shares subject to the Plan and types of awards

The Plan provides that up to one hundred fifty thousand (150,000) shares shall be available for grant pursuant to the various types of awards that may be granted under the plan. Restricted stock and nonqualified stock options may be granted to employees, officers and directors. Incentive stock options may only be granted to employees. An employee who has been granted an award, if they are otherwise eligible, may be granted additional awards.

More detail regarding the 2012 Employee Incentive Stock Option Plan can be found on the Form 8-K filed on December 17, 2012.

Amendment to Articles of Incorporation

Pursuant to the November 23, 2012 written consent of a majority of holders of the Company’s voting stock and the unanimous adoption by our Board of Directors of the resolutions on November 7, 2012 and November 20, 2012, the Company amended its Certificate of Incorporation to reduce the authorized common stock available for issuance from 700,000,000 shares to 50,000,000 shares. The amendment was filed with the Delaware Secretary of State on December 27, 2012.

Our Business

Santeon is an innovation centric platform and services company serving the enterprise, government and consumer markets with platforms and services that enable organizational growth through transformation, automation, integration, outsourcing and online user experiences. Santeon is an expert and thought leader on software development and the innovative practices that enable organizations to build software and users to experience software and offers training, consulting, coaching, outsourcing, staffing and operation and maintenance services related to software development. Additionally, Santeon invests in building its own software platform in the areas of transformation, automation, electronic exchange and content management.

Santeon’s strategy is provide shareholder value through the continuous investment in platforms that are incubated, released to clients, commercialized, generate revenue and profits then spun-out to bring in cash-infusion to continue to support our innovation forward. As industry thought leaders we are always looking for innovation to support our growing client base and look forward to develop what is complementary to our core strengths. With this vision in mind, we divided our organization into practice areas that feed into the cycle of client acquisition through client retention and growth by being a one-stop full service solution company offering platforms and services to meet their demand as they transform, evolve and grow.

Strategic Consulting Practice

During 2011 and 2012, we contracted with a number of large corporate customers to provide assistance with strategic enterprise-wide Agile transformations of their information technology (“IT”) organizations. The services we provide to these customers entail Agile training, coaching and consulting work. The contribution of these contracts enabled the Company to increase revenue in 2012 by nearly $1.1 million over 2011.

In particular in 2012, we expanded our consulting and services practice into the US federal government and added another significant customer for whom the Company is a sub-contractor under a US government contract with the Department of Homeland Security. The revenue from this new contract is reflected in our 2012 financial results.

When it comes to transformation and adoption, Santeon believes it is one of the leading providers of Agile-based services. Our Agile portfolio covers the full Agile life cycle that entails: training, consulting, coaching and software development. Santeon’s consultants are well recognized in the technical community and the Company is a thought leader in large-scale enterprise Agile transformation.

With the increased pressure on organizations to perform under strict financial and competitive conditions, the demand for a transformational approach has increased and many commercial and governmental agencies are searching for new disciplines to increase output while reducing costs. Santeon has developed its own proprietary consulting framework that guides enterprises through the Agile transformation path by providing training, consulting and coaching supported by Santeon software and platforms.

Outsourcing Practice

Santeon is an established provider of software development outsourcing and leverages its offshore development facilities to deliver these services with aggressive service level agreements to ensure quality and reliability of service deliveries while providing our customers with cost efficiencies and value. Currently, Santeon offers software development support to several clients and is looking to expand its client list in 2013. Building on it’s success in benefits enrollment outsourcing through the eBN offering, Santeon has leveraged its business process management (“BPM”) platform to deliver these value added services and has significantly increased its number of partnerships and distribution channels in the latter half of 2012 and early part of 2013.

Software Development

With respect to software development, Santeon’s methodology is a value-driven development approach overcoming the pitfalls of traditional development process techniques. The Santeon approach ensures quick return on investment by producing tangible, working results early and throughout the project’s life cycle, in contrast to traditional development strategies that focus on end-results only at the end of production cycle.

Our Agile development approach aims to achieve specific goals, namely:

•	Decrease time of development and gain earlier return on investment;
•	Increase stakeholders’ involvement by enhancing the team’s ownership;
•	Improve planning and prioritization of features;
•	Build flexibility and adaptation to change; and
•	Improve transparency and tracking of progress.

Santeon continues to expand its offshore development capacity and introduce additional cost benefits to our clients through rapid release cycles and increased quality and time to market. Santeon plans on expanding its software development outsourcing business in 2013 to meet the anticipated demand for enterprises to lower development costs and speed up product delivery and revenue realization.

Electronic Benefits Network (“eBN”)

Santeon’s eBN practice offers an automated and electronic cloud-based business process outsourcing (BPO) service for benefits management by connecting hundreds of employers with SGI’s network of hundreds of health and non-health benefits providers. During 2012, Santeon licensed its technology to several human resources management software providers as well as payroll software providers and service bureaus to implement and market the Company’s eBN service.

Santeon’s eBN service simplifies benefits administration, reduces costs and improves employee service.  eBN eliminates the potential for error by automatically extracting the enrollment data already maintained in an employer’s human resource information system (“HRIS”) and transferring it to accurately and securely to insurance carriers. With eBN, employers no longer have to prepare and update enrollment reports for carriers and can avoid duplicate data entries in carrier web portals.

Platforms

Santeon is focused on balancing its service delivery model with a mixture of proprietary and licensable platforms that support the delivery. Santeon will continue to invest in the development of innovative platform as market demands increase and evolve.  With over ten years of innovation and transformation, Santeon platforms can be found powering many of the leading solutions in the market today. Our platforms power government and private sector entities and meet the challenging demands of electronic compliance, multi-party integration and business automation.

Business Process Management Platform

By approaching BPM with a full suite of integrated tools, we offer our customers the ability to manage their entire BPM initiative from beginning to end. The Santeon BPM platform focuses on the modernization and process improvement within and across organizational boundaries. Santeon’s BPM platform is a complete, tightly integrated suite of products that include process modeling and simulation, process integration and process monitoring. The suite is designed with a collaborative approach to meet the needs of both business and technical users, improving the collaboration between all stakeholders involved to ensure successful and rapid implementations to meet business goals.

  In addition to directly selling our products and services directly to end-user clients, several leading technology organizations license our technology and offer it to their customers as a “white-label” product. We offer the following three products to our healthcare clients.

Agile Assessment and Management Platform

As thought leaders in the Agile community, Santeon continues to invest in research and development to develop a platform that models the Agile project management discipline rather than using platforms that are based on traditional development practices and then made to look “agile”. We released the first module of our project management framework to conduct an Agile readiness assessment and deployed it at two large enterprises during 2012. Also during 2012, we released publically a smaller version of the Agile readiness assessment for smaller enterprises and individual IT teams. In 2013 we plan on releasing additional modules of our Agile project management framework based on feedback and client needs.

Rich Content Management and Media Streaming Platform

Santeon’s rich video media platform (RVMP) is a sophisticated, out-of-the-box, component-based, and integrated IPTV network community that is ready to populate and deploy in minutes. This ease of use provides new and existing users with an advanced and rich video viewing experience. The feature-rich RVMP enables you to provide end-users with an extraordinary media experience right at their desktop or laptop computer or on any mobile device. In addition to the more efficient compression standard used by IPTV technology, the advantages over regular, traditional television are many: Internet video channels offer viewers a much more interactive and personalized experience through content search, channel browsing or surfing, participation in surveys and voting for favorite channels or video clips. Moreover, the RVMP also allows video on demand television as well as pay-per-view. In this case, the viewer can browse the catalogue of videos or schedule of programs and select the content of choice to watch on any size screen. Santeon’s RVMP gives an administrator total control of managing video content with ease.

The built-in content management system (CMS) allows users or administrators to easily manage clips or targeted ads in a highly efficient manner. Santeon supports its RVMP through training, integration, and customization services (when requested). The RVMP offers fully customizable components from simple to complex enterprise-level, branding, custom development, site management, and operational support. Online media technologies are rapidly growing and changing: by using different video formats and encoders, Santeon keeps abreast of these updates to give users the best experience under all platforms.

In addition to serving the enterprise with a sophisticated video content management system, Santeon also offers consumers a version/instance of that platform under the brand “ubroadcast.com”. ubroadcast supports user-generated video in live stream or video-on-demand modes with sophisticated capabilities for advertisers, content providers, social networking experiences and a cross-section of collaboraters combined with high-definition playback technology on one platform to reach users anywhere, on any platform or device.  ubroadcast.com was originally launched as the combination of two technologies to address the unique needs of bringing video-based rich user experiences to the market. ubroadcast.com offers a complete broadcasting platform for TV and radio that enables anyone to quickly and easily broadcast a live or on-demand channel to an interactive global audience via the Internet.  With our simple-to-use broadcasting application and tools, anyone can produce a high quality interactive broadcasting and customize their channel on ubroadcast.com. In addition, the ubroadcast.com player can be embedded and shared on other websites, blogs, and social networking sites, making it the ultimate viral video-content distribution tool.

Technology and Intellectual Property

The Company claims rights in its inventions, code, and other intellectual property that it has created and that is contained in its products.  As of the date of this filing, the Company has not yet sought formal registration or filed any U.S. patent or copyright applications for such intellectual property; however, the Company may chose to do so for certain proprietary software code and processes that it has developed. The Company relies primarily upon a combination of trade secret, nondisclosure and other contractual arrangements to protect its proprietary rights.  The Company generally enters into confidentiality agreements with its employees, consultants, clients and potential clients and limits access to and distribution of its proprietary information.  There can be no assurance that the steps taken by the Company in this regard will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights.

Customers

Four customers accounted for 26%, 17%, 15% and 11%, respectively, of revenues in 2012 compared with two customers who accounted for 21% each of revenues in 2011. One of these customers accounted for approximately 26% of our net revenues in 2012 compared with 21% in 2011. The other customer accounted for approximately 17% of our revenues in 2012 compared with 0% in 2011.

Sales and Marketing

Our sales and marketing strategy in based on direct sales forces with the company has been investing in as well as through partnerships. The Company has obtained nearly all its large and medium-size customer through referral or as a result of attendance at Santeon-sponsored training events and conferences. In 2013, the Company intends to invest significantly in dedicated sales and business development resources to accelerate the growth of and diversify our revenue base.  The refinement of this strategy will evolve over time and be an iterative process. Our strategy for communicating with existing and potential clients is:

•	Focusing on large enterprise customers;
•	Partnering with prime government contractors; and
•	Selling or licensing our products both directly and through indirect sales channels.

Competition

We believe that Santeon is well positioned in the market to take advantage of emerging needs in transformation and business optimization. Our strong, large and financially secure client base provides us a platform to grow and compete. Our through-leadership position also allows us to attract clients who are seeking a world-class organization with depth in skills without the high price tag traditionally associated with the larger firms with significant overhead to cover. Our innovative approach to problem solving reflected in the sophisticated of our platforms positions us strongly against competitors who offer high-cost of ownership and support.

Competitors in the software development market are numerous with some of them being large and well established. There are little to no barriers to entry in the software development market however, the company’s entrenched relationships with existing marquee customers, our thought leadership in Agile software development for distributed teams and our extensive technical skills provide us with a competitive advantage over any other provider.

Some of our competitors in the Agile training, coaching and consulting services market are large and well established, with vendors such as IBM Global Services, Accenture and HP/EDS, offering a wide range of services.  We also compete with smaller, regional companies that are of similar size and market penetration as Santeon.  Historically, we have maintained long-term relationships with our current customers and believe we will be able to continue renewing contracts and in signing multi-year agreements with them in addition to acquiring new clients

We believe our healthcare practice, specifically our eBN business, is one of the leading benefits enrollment platforms and our continued expansion of the network features and functionality has made it difficult for competitors to enter this market or challenge our market position. The network platform was developed over a substantial period and during that time we established strong customer relationships and state-of-the-art technology.  Our continued focus on its growth and development makes the barriers to entry high for our competitors.

Regulation

Currently, we do not require any government approval for our products and services. This may change in the future. However, we cannot predict how any such future regulations will affect our business.

Employees

The Company has 50 support staff, of whom 20 are located in the United States and four are executive officers. As our operations expand, we expect that we will hire additional support staff as needed

Corporate History

Prior to May 2010, we were known as ubroadcast, Inc. (“ubroadcast”), the owner of ubroadcast.com, an Internet broadcasting web site, and were in a series of unrelated businesses.  From January 2009 until May 2010, our principal business activity was the development of the ubroadcast.com proprietary software that provided a platform for hosting live interactive radio shows on the Internet.

In February 2010, ubroadcast acquired all of the issued and outstanding equity of iVu Media Corp. (“iVu”), an Alexandria, Virginia-based software company in exchange for twenty-five thousand (25,000) shares of its common stock.  iVu Media Corp., developed and owned a state-of-the-art video content management (“VCM”) system.  iVu Media’s VCM worked in tandem with a high-definition playback technology, an Internet broadcasting platform that attracted Fortune 500 clients and many leading international broadcasting firms.

In April 2010, ubroadcast acquired X2A Consulting, LLC, (“X2A”) an Alexandria, Virginia-based software company for twenty-five thousand (25,000) shares of its common stock.

In May 2010, ubroadcast acquired a significant majority (99.2%) of the issued and outstanding capital stock of Santeon, Inc. (“Santeon”) in exchange for an aggregate amount of three hundred seventeen thousand five hundred forty-six shares (317,546) of ubroadcast common stock (the “Merger Transaction”). Prior to the Merger Transaction, Santeon was a privately held company specializing in the development of software products and offers software services including software development outsourcing services and solutions across industries.  The Merger Transaction was structured, as a transaction in which Santeon would merge into a wholly owned subsidiary of ubroadcast and as a result of the Merger Transaction Santeon would become a wholly owned subsidiary of ubroadcast.  Pursuant to the terms of the Merger Transaction, the Company’s board of directors was reconstituted and Santeon was granted the right to appoint three members to the Board of Directors while ubroadcast maintained two board seats. In May 2010 and concurrent with the Merger Transaction, ubroadcast changed its name from ubroadcast, Inc. to Santeon Group Inc. (“SGI” or the “Company”) and the common stock symbol was changed from “UBCI” to “SANT”.

At the closing of the Merger Transaction on May 12, 2010, a majority of the shares of Santeon (99.2%) were delivered to Santeon Group Inc., formerly known as ubroadcast, and 317,546 shares of SGI were issued to Santeon’s participating shareholders.

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

We are also subject to a variety of other risks and challenges in managing an organization operating in multiple locations, including those related to:

•	general economic conditions in each country or region;

•	fluctuations in currency exchange rates and related impacts to our operating results;

•	political unrest, terrorism and the potential for other hostilities, particularly in the Middle East;

•	public health risks, particularly in areas in which we have significant operations;

•	longer payment cycles and difficulties in collecting accounts receivable; and

•	difficulties in transferring funds from or converting currencies in certain countries.

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

Changes in our relationships with significant customers or suppliers could adversely affect us. During 2012, our two largest customers accounted for approximately 43% of our total revenues. There can be no assurance that all significant customers will continue to purchase our products and or services in the same quantities or on the same terms as in the past. The loss of a significant customer or a material reduction in sales to a significant customer could materially and adversely affect our product sales, financial condition and results of operations.

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

Period		High	Low
2012	First Quarter	$5.76	$2.80
	Second Quarter	$8.40	$2.76
	Third Quarter	$4.00	$1.32
	Fourth Quarter	$4.00	$1.20
2011	First Quarter	$5.60	$2.80
	Second Quarter	$5.00	$2.40
	Third Quarter	$3.60	$1.40
	Fourth Quarter	$3.20	$2.00

You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On December 31, 2012, the number of record holders of our common stock, excluding nominees and brokers, was 135. The number of shares outstanding was 1,184,899 as of December 31, 2012.

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

Recent Sales of Unregistered Securities

All share figures below are presented after giving effect to the 1:400 reverse stock split that became effective on January 4, 2013. During the twelve months ended December 31, 2012, the Company:

1.	Issued 6,250 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement that was valued at $22,500.

2.	Certificated the previously authorized and issued shares of common stock as follows:
a.	200,000 shares of common stock to the shareholders of Santeon, Inc. in connection with the Merger Transaction consummated in May 2010;
b.	25,000 shares of common stock to the shareholders of X2A Consulting LLC in connection with the Merger Transaction consummated in April 2010;
c.	968 shares of common stock to investors for cash valued at $227,000;
d.	188,169 shares of common stock as stock-based compensation valued at $87,250, which included the 6,250 shares of common stock valued at $22,500 as disclosed in item #1 above;
e.	11,973 shares of common stock for services rendered valued at $42,750; and
f.	4,977 shares of common stock as loan repayments valued at $21,590.

3.
Received into treasury 7,322 shares of returned common stock originally valued at $18,750 that were issued to a vendor of the Company for services rendered in a previous period. The vendor returned the common stock to the Company for no consideration and the Company recorded $18,750 as other income as there is no further obligation from the Company.

4.
Received into treasury 438 shares of returned common stock originally valued at $175 that were previously issued pursuant to a stock subscription agreement put in place in 2006. Prior to the Merger Transaction in 2010, the party to the subscription agreement returned the common stock to the Company to settle the unpaid portion of the subscription receivable and cancelled the remaining portion of the subscription agreement.  There is no further obligation on the part of the Company or the subscriber with respect to the stock subscription agreement.

5.	Repurchased 8,478 shares of common stock from a former officer and employee of the Company pursuant to a settlement agreement for cash valued at $20,000.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.

During 2011, the Company’s Board authorized issuances of common shares as follows:

1.	117,548 shares of common stock were physically certificated during 2011 to Santeon, Inc.’s shareholders in connection with the Merger Transaction that occurred in 2010.

2.
87,218 shares of common stock were issued for cash to certain investors for $205,000 in cash during the period from January to May 2011. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

3.	34,346 shares of common stock were issued to a former officer of the Company as stock-based compensation for services rendered during 2010.

4.
17,857 shares of common stock were issued as stock-based compensation to the Company’s Acting Chief Financial Officer pursuant to a consulting agreement and were valued at $68,119. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

5.
3,125 shares of common stock were issued in December 2011 to a certain individual as payment of interest expense in lieu of cash pursuant to a short-term loan agreement between the Company and the lender, which shares are valued at $8,250. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

6.
6,016 shares of common stock were issued to a certain senior employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $17,088. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

7.	7,500 shares of common stock were issued to a former employee of the Company as compensation pursuant to an employment agreement and were valued at $15,000.

8.	486 shares of common stock were issued to a former employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $1,750.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares not physically certificated until after 2012 have been included in the 2012 calculations of weighted average number of common shares outstanding and earnings (loss) per share as they are considered outstanding.

Warrants Outstanding

    For the years ended December 31, 2012 and 2011, there were no warrants outstanding.

Item 6.  Selected Financial Data

    Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide information that is supplemental to, and should be read together with, the Company’s consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item 7 is intended to assist the reader in obtaining an understanding of the consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, and any known trends or uncertainties that the Company is aware of that may have a material effect on the Company’s future performance, as well as how certain accounting principles affect the consolidated financial statements. MD&A includes the following sections:

•	Recent Developments

•	Results of Operations—an analysis of the Company’s consolidated results of operations, for the two years presented in the consolidated financial statements

•	Liquidity and Capital Resources—an analysis of the effect of the Company’s operating, financing and investing activities on the Company’s liquidity and capital resources

•	Off-Balance Sheet Arrangements—a discussion of such commitments and arrangements

•	Critical Accounting Policies and Estimates—a discussion of accounting policies that require significant judgments and estimates

•	New Accounting Pronouncements—a summary and discussion of the Company’s plans for the adoption of relevant new accounting standards relevant

Results of Operations

For the Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

    The following table set forth key components of the Company’s results of operations for the years ended December 31, 2012 and 2011, respectively.

	2012	2011

Revenues	$4,276,488	$2,245,389
Cost of revenues	2,269,426	1,355,873

Gross Profit	2,007,062	889,516

Total operating expenses	1,875,077	1,372,529

Income (loss) from operations	131,985	(483,013)

Other income & expenses	53,004	8,549
Gain (loss) from foreign currency transactions	826	(869)

Income (loss) before tax	185,815	(475,333)
Income tax (benefit) expense	-	-

Net income (loss)	$185,815	$(475,333)

Revenues

During the year ended December 31, 2012, we generated a total of $4,276,488 in revenues as compared to $2,245,389 for the year ended December 31, 2011.  Of the $2,031,099 year over year increase in revenues, $1,097,888 was generated by the Agile business for the following two reasons: (a) realizing a full year of revenues for certain customers acquired in mid-2011; and (b) an increased level of activity in that line of business. In addition, we realized $897,961 of higher software development and support revenues from on-going and one-off customer projects. The eBN and media businesses combined for an aggregate revenue increase of $35,250 in 2012 as compared to 2011.

Cost of Revenues

Cost of revenues for the year ended December 31, 2012 was $2,269,426 compared to $1,355,873 for the year ended December 31, 2011.  The largest component of the year over year increase of $913,553 is the addition of outsourced labor from third-party providers ($665,980).  Other components of the increase are: $285,887 of salaries and expenses associated with Agile; a reduction of $18,364 related to software purchased for resale; and a decrease of $19,950 due to a reduction in hosting and other software related expenses.

Expenses

Overall operating expenses for the year ended December 31, 2012 were $1,875,077 compared to $1,372,529 for the year ended December 31, 2011.  Of the $502,548 year over year increase in total operating expenses, following are the primary components of the change: an increase of $480,622 for personnel and related expenses, an increase of $24,084 related to administrative office leases and a net decrease of $2,158 in all other administrative expenses.

Asset Impairment

During the year ended 2012, the Company performed an asset impairment test on the software acquired in connection with the Merger Transaction, mainly software assets, and it was determined that the fair value exceeded the carrying value of the assets. Thus, the Company did not record an impairment charge.

Net (Loss) Income

The Company had net income of $185,815 for the year ended December 31, 2012, compared to a net loss of $475,333 for the year ended December 31, 2011.  Included in the years ended 2012 and 2011 was a foreign currency transaction gain of $826 and a foreign currency transaction loss of $869, respectively, an income tax benefit of $0 in 2012 and income tax expense of $0 in 2011.  During the years ended 2012 and 2011, the Company realized a gain on the forgiveness of debt of $56,945 and $56,499, respectively, due to the forgiveness of accrued but unpaid interest expense and $18,751 of Other Income related to the return of equity compensation provided to a vendor for services rendered in a prior period.

Liquidity and Capital Resources

Financial Condition

Net cash provided by operating activities during 2012 was $358,916 as compared to net cash used in operating activities during 2011 of $228,499.  The additional cash provided by operating activities during the year ended December 31, 2012 is primarily due to the increase in revenue from the Agile and software development and support businesses and higher operating margins in 2012 as compared to 2011. Accounts receivable increased by $214,986 from $581,479 in 2011 to $796,466 at the end of 2012 due to the overall increase in revenue, but this was entirely offset by a similar increase of ($315,910) in accounts payable and accrued expenses.

Net cash used in investing activities was $23,733 and $12,427 for the years ended December 31, 2012 and 2011, respectively.  The net cash used in investing activities increased as the Company spent $16,299 for additional software development for its ubroadcast live-streaming media platform during the year ended December 31, 2012.

Net cash used in financing activities for the year ended December 31, 2012 was $168,358 as compared to $230,533 of cash provided by financing activities for the prior year ended December 31, 2011 due to the company making $148,358 in principal repayments on debt and repurchasing $20,000 of treasury stock in 2012 versus $46,500 in principal repayments on debt, $72,033 of new notes payable and $205,000 of equity issued for cash 2011.

As of December 31, 2012 and 2011, the Company had working capital deficits (Current Liabilities exceeded Current Assets) of $222,025 and $586,813, respectively.  The Company had accumulated deficits of $1,494,601 and $1,680,416 as of December 31, 2012 and 2011, respectively. While there is no assurance that the Company will generate sufficient net income in subsequent years such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

Our Capital Needs

We believe that we will be able to sustain and potentially increase our current level of operations for at least the next twelve months plus a day from the date of filing this report. We also anticipate that our relatively low level of capital needs will be met through cash generated from operations; however, to achieve our business objectives, we may require additional funding through the bank loans, the sale of shares for cash and other fund-raising methods. To date, we have not received a commitment for capital in any amount and we cannot assure you that we will be able to obtain any capital.

Management’s Plans Relating to Future Liquidity

As of December 31, 2012 and 2011, the Company had $183,785 and $16,960, respectively, in cash.  Over the last two years, the Company has met its operating needs and made principal repayments on debt through internally-generated cash flow. In order to achieve its growth objectives, the Company may need additional sources of capital to fund working capital and capital investments. In the event additional capital is required, the Company may seek alternate methods of financing including bank loans, bank lines of credit, accounts receivable factoring facilities and other available fund-raising methods to enhance its working capital position. Management believes that it will be successful in obtaining additional financing; however, no assurance can be provided that the Company will be able to do so on satisfactory terms and conditions, if at all.  There can be no assurance that efforts to raise adequate capital will be successful nor any assurance that these funds will be sufficient to enable the Company to continue recurring profitable operations and to expand our operations.  To the extent that the Company is unsuccessful in obtaining additional funding, the Company may need to curtail its operations and implement a plan to extend payables and reduce overhead until sufficient additional capital is raised to support further operations.

Management believes that the Company’s current cash balance, the recent trends of strong revenue growth attained, net profit achieved, the positive cash generated from operating activities, contracts in hand and current customer base and the projected cash flow and revenues for the next two years will be sufficient to sustain our operations and meet projected cash flow requirements for at least the next twelve months plus a day from the filing date of this report.

Capital Expenditures

During 2012, we made capital investments in fixed assets in the amount of $23,733, as compared to $12,427 during 2011.  Most of the Company’s capital expenditure program in 2012 was related to additional development of the ubroadcast software development platform.

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

The Company does not have any issued or outstanding employee stock options, warrants or stock under employee stock purchase plans as of December 31, 2012 and 2011.

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

Newly Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  We adopted ASU No. 2011-04 effective January 1, 2012 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

    None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended December 31, 2012 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of December 31, 2012.

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

With the participation of our Chief Executive Officer and Acting Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2012 based on the COSO framework criteria. Management has identified control deficiencies regarding the lack of segregation of duties and the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2012 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended December 31, 2012, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

The following table sets forth the officers and directors of Santeon Group Inc. as of December 31, 2012.

Name	Age	Position
Dr. Ashraf M. Rofail	46	Chairman of the Board and Chief Executive Officer
Dr. Ahmed Sidky	33	Executive Vice President and Director
Mr. Ashraf Yacoub	47	Independent Director
Mr. Mark Guirgis	44	Executive Vice President, Chief Financial Officer

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

Mr. Mark Guirgis, Executive Vice President and Chief Financial Officer

Mr. Guirgis has served as Acting Chief Financial Officer of the Company since September 2011. In this capacity, Mr. Guirgis has responsibility for all financial operations, reporting, treasury, SEC compliance and investor relations. In addition to these responsibilities, he oversees all internal and external legal matters, human resources and administration. In December 2012, Mr. Guirgis was appointed Executive Vice President and Chief Financial Officer. Prior to joining Santeon, he served as Vice President, Planning & Analysis and Corporate Treasurer at Primus Telecommunications Group, Incorporated (PTGi) from 1998 to 2011 with responsibility for financial planning, mergers and acquisitions, global cash and risk management, general corporate development activities, financial and industry analysis and capital markets transactions. Prior to joining PTGi, Mr. Guirgis was Manager of Corporate Planning and Analysis at MCI Communications Inc., where he worked from 1993 to 1998.  Mr. Guirgis has a Master of Business Administration in Finance and Investments from The George Washington University and a Bachelor of Arts degree in Economics from the State University of New York at Stony Brook.  The Company took into account Mr. Guirgis prior experience in financial planning, mergers and acquisitions, global cash and risk management, general corporate responsibilities, financial reporting as well as SEC Compliance and believe Mr. Guirgis’ past experience in the field gives him the skills and qualifications to serve as Executive Vice President and Chief Financial Officer.

Board of Directors

The Company’s board took action by unanimous written consent in lieu of a meeting on twenty-one occasions.

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

During 2012, the Audit Committee did not meet nor did it take action by written consent.

Compensation of Directors

We do not pay any of our directors for their services as directors. It is possible that our management could begin to pay our directors for meetings attended or issue shares of our common stock for their services. However, no specific determination in this regard has been made.

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

Item 11. Executive Compensation

The following table sets forth certain compensation information for: (i) the person who served as the chief executive officer of Santeon Group Inc. during the years ended December 31, 2012 and 2011, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time during 2012 and 2011. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended December 31, 2012 and 2011.

Summary Compensation Table

				Other Cash	Equity Compensation ($)				Fringe
		Salary ($)	Bonus ($)	Compensation (1)	RSU's	Options	Other	Sub-total	Benefits ($)	Total ($)

Dr. Ahraf M. Rofail	2012	$230,577	$-	$-	$-	$-	$-	$-	$10,057	$240,634
	2011	180,000	-	182,263	-	-	-	-	16,598	378,861

Dr. Ahmed Sidky	2012	173,077	-	-	-	-	-	-	11,608	184,685
	2011	180,000	-	-	-	-	-	-	16,598	196,598

Mark Guirgis	2012	158,846	-	-	-	-	-	-	14,553	173,399
	2011	47,375	-	-	-	-	68,119	68,119	4,292	119,786

Wessam Micheal	2012	116,115	-	-	-	-	-	-	10,057	126,172
	2011	24,000	-	-	-	-	-	-	2,475	26,475

(1)
In the 2011 SEC Form 10-K that was filed on August 16, 2012, the cash compensation of $182,263 paid to Dr. Ashraf M. Rofail during 2011 was incorrectly reported as “Other Equity Compensation”; it should have been presented as “Other Cash Compensation” as revised and presented above.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

Employment Agreements of Drs. Ashraf M. Rofail and Ahmed Sidky

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

During the year-ended December 31, 2012, the Company entered into a Retention Bonus Agreement with Dr. Rofail whereby he was paid $182,263 in cash compensation during the year ended 2011. In return for this retention bonus amount, Dr. Rofail is required to serve as the Chief Executive Officer of the Company through December 31, 2013. If Dr. Rofail leaves the Company voluntarily prior to December 31, 2013, he is required to repay to the Company a pro-rata amount of the retention bonus.

Employment Agreement of Mr. Mark Guirgis

Mr. Guirgis is currently operating under a temporary employment agreement pending the finalization of a formal employment agreement. The basic terms of the temporary agreement provide for the following:

•	Base salary of $175,000 per year;
•	Cash bonus equal to 25% of his base salary, subject to Company performance and Board approval;
•	Participation in all equity compensation award programs in accordance with his executive role, scope of responsibility and contributions to the Company;
•	Participation in all standard employee benefits;
•	Termination provision: either party may terminate the temporary employment agreement with 45 days notice.
•	In the event that the Company provides Mr. Guirgis with a notice of termination, the Company agrees to the following:
o	The Company will continue to pay Mr. Guirgis his bi-weekly salary at that time for a period of six months (the “Severance Period”) after the last day of service with the Company;
o	During the Severance Period, Mr. Guirgis will continue to enjoy all customary benefits, including health and retirement benefits;
o	All unvested equity awards will fully and immediately vest on the last day of service with the Company.

Employment Agreement of Mr. Wessam Micheal

  Currently Mr. Wessam Micheal is not operating under an employment agreement.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at December 31, 2012, for each named executive officer.

		Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unex-ercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Options Exercise Price ($)	Equity Incentives Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Dr. Ahraf M. Rofail	2012	-	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-	-

Dr. Ahmed Sidky	2012	-	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-	-

Mark Guirgis	2012	-	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-	-

Wessam Micheal	2012	-	-	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-	-	-

Director Compensation

The following table sets forth the compensation paid to our directors for our fiscal years ended December 31, 2012 and 2011.

		Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

CURRENT DIRECTORS
Dr. Ashraf M. Rofail	2012	$-	$-	$-	$-	$-	$-	$-
	2011	-	-	-	-	-	-	-

Dr. Ahmed Sidky	2012	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-

Ashraf Yacoub	2012	-	-	-	-	-	-	-
	2011	-	-	-	-	-	-	-

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

All percentages in the following table are based on a total of 1,189,899 shares of common stock outstanding (including 5,000 shares of common stock to be issued that were not physically certificated until after 2012 due to an administrative delay but are considered as outstanding as of December 31, 2012).  Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Santeon Group Inc. 11720 Plaza America Drive, Suite 150, Reston, VA 20190.

Name of Beneficial Owner	Position	Shares Owned	% of Total Outstanding

Ashraf M. Rofail	Chairman & CEO	208,431	17.5%
Ahmed Sidky	Officer and director	146,811	12.3%
Mark Guirgis	EVP, Chief Financial Officer	17,856	1.5%
Ashraf Yacoub	Independent director	-	0.0%

All active directors and executive officers as a group		373,098	31.4%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

        Please see Item 10 of this Form 10-K for the information required under this Item.

Item 14.  Principal Accounting Fees and Services

RBSM, LLP began serving as the Company’s independent registered public accounting firm on March 9, 2011, the date of approval by the Company’s board of directors. The aggregate fees billed to us by RBSM LLP, our principal registered public accounting firm, for professional services rendered during the years ended December 31, 2012 and 2011 are summarized in the table below:

	Year Ended December 31, 2012	Year Ended December 31, 2011

Audit Fees (1)	$75,000	$66,855

Audit Related (2)	-	-

Tax (3)	19,000	-

All Other Fees (4)	-	-

	$94,000	$66,855

(1) Audit fees consist of fees incurred for professional services rendered for the audits of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for all other services.

Item 15.  Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

1.	Financial Statements

–	Report of Independent Registered Public Accounting Firm
–	Consolidated Balance Sheets as of December 31, 2012 and 2011
–	Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011
–	Consolidated Statements of Stockholders’ Deficit for the Years Ended December 31, 2012 and 2011
–	Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011
–	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the U.S. Securities and Exchange Commission.

Exhibit Number	Exhibit Title
2.1	Plan and Agreement of Merger by and between SI Acquisition Corp. and Santeon Inc. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.4	Employment Agreement between Registrant and Ahmed Sidky. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.5	Employment Agreement between Registrant and Ashraf M. Rofail. (Incorporated by reference to our Current Report on Form 8-K filed on May 18, 2010)
10.6 *	Retention Bonus Agreement between Registrant and Ashraf M. Rofail.
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002
31.2 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.*	Interactive Data Files

* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on March 19, 2013 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on March 19, 2013 by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ Dr. Ashraf M. Rofail
Chairman of the Board and CEO (principal executive officer)

/s/ Mark Guirgis
Executive Vice President, Chief Financial Officer and Principal Accounting Officer

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

SANTEON GROUP INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Santeon Group Inc.

We have audited the accompanying consolidated balance sheets of Santeon Group Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the consolidated financial position of Santeon Group Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ RBSM LLP

New York, New York
March 19, 2013

SANTEON GROUP INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2012 AND 2011

	2012	2011
ASSETS
Current assets:
Cash	$183,785	$16,960
Accounts receivable	796,466	581,479
Other current assets	25,578	15,160
Total current assets	1,005,829	613,599

Property and equipment, net	20,364	18,746
Software assets, net	281,212	394,887
Total non-current assets	301,576	413,633

Total Assets	$1,307,405	$1,027,232

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,107,345	$861,879
Notes payable - related party	-	97,033
Notes payable	120,509	241,500
Total current liabilities	1,227,854	1,200,412

Long term liabilities:
Notes payable	83,166	-
Total long term liabilities	83,166	-

Stockholders' deficit:
Preferred stock, par value $0.001, 50,000,000 shares authorized: 0 shares issued and outstanding as of December 31, 2012 and 2011, respectively	-	-
Common stock, par value $0.001, 50,000,000 shares authorized; 1,201,137 and 679,050 shares issued as of December 31, 2012 and 2011, respectively and 1,184,899 and 679,050 shares outstanding as of December 31, 2012 and 2011, respectively	1,185	679
Common stock to be issued	10,000	484,590
Additional paid in capital	1,518,726	1,021,967
Treasury Stock, at cost, 16,238 and 0 shares as of December 31, 2012 and 2011, respectively	(38,925)	-
Accumulated deficit	(1,494,601)	(1,680,416)
Total stockholders' deficit	(3,615)	(173,180)

Total Liabilities and Stockholders' Deficit	$1,307,405	$1,027,232

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Years Ended December 31,
	2012	2011

Revenues	$4,276,488	$2,245,389

Cost of revenue	2,269,426	1,355,873
Gross Profit	2,007,062	889,516

Operating expenses:
General, selling and administration	1,869,261	1,367,669
Depreciation and amortization	5,816	4,860
Total operating expenses	1,875,077	1,372,529

Income (loss) from operations	131,985	(483,013)

Other Income (Expenses):
Interest expense	(20,192)	(37,949)
Gain on forgiveness of debt	56,540	56,498
Gain (loss) from foreign currency transactions	826	(869)
Other income (expense)	16,656	(10,000)
Total other income	53,830	7,680

Income (loss) before provision for income taxes	185,815	(475,333)

Provision for income tax expense (benefit)	-	-

Net income (loss)	$185,815	$(475,333)

Net income (loss) per common share, basic and diluted	$0.16	$(0.41)

Weighted average number of common shares outstanding, basic and diluted	1,196,616	1,147,518

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

			Common Shares To Be		Additional				Total
	Common stock		Issued		Paid in	Treasury stock		Accumulated	Shareholders'
	Shares	Par Value	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance, December 31, 2010	519,656	$520	382,748	$285,542	$905,967	-	$-	$(1,205,083)	$(13,054)
		-
Common stock issued to Santeon, Inc.'s shareholders in connection with the reverse acquisition on May 12, 2010	117,548	117	(117,548)	(4,702)	4,585	-	-	-	-
Common stock sold for cash	-	-	87,218	208,000	(3,000)	-	-	-	205,000
Stock-based compensation	41,846	42	(2,500)	(12,500)	114,415	-	-	-	101,957
Common stock to be issued for accrued interest	-	-	3,125	8,250	-	-	-	-	8,250
Net loss	-	-	-	-	-	-	-	(475,333)	(475,333)

Balance, December 31, 2011	679,050	$679	353,043	$484,590	$1,021,967	-	$-	$(1,680,416)	$(173,180)

Common stock certificated to Santeon, Inc. shareholders in connection with Merger Transaction in May 2010	200,000	200	(200,000)	(8,000)	7,800	-	-	-	-
Common stock certificated to X2A consulting, LLC shareholders in connection with acquisition in April 2010	25,000	25	(25,000)	(88,000)	87,975	-	-	-	-
Common stock certificated for cash	91,968	92	(91,968)	(227,000)	226,908	-	-	-	-
Common stock certificated as stock-based compensation	188,169	188	(14,125)	(87,250)	109,562	-	-	-	22,500
Common stock certificated for services rendered	11,973	12	(11,973)	(42,750)	42,738	-	-	-	-
Common stock certificated for loan repayment	4,977	5	(4,977)	(21,590)	21,585	-	-	-	-
Repurchase and cancellation of common stock	(16,238)	(16)	-	-	191	16,238	(38,925)	-	(38,750)
Net income	-	-	-	-	-	-	-	185,815	185,815

Balance, December 31, 2012	1,184,899	$1,185	5,000	$10,000	$1,518,726	16,238	$(38,925)	$(1,494,601)	$(3,615)

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Year ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$185,815	$(475,333)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	135,790	134,527
Other income	(19,155)	-
Gain on forgiveness of debt	(56,540)	(56,498)
Common stock issued for stock-based compensation	22,500	101,957
Common stock to be issued for interest expense	-	8,250
Bad debt expenses	-	6,423
Changes in operating assets and liabilities:
Accounts receivable	(214,986)	(546,801)
Other current assets	(10,419)	(6,377)
Accounts payable and accrued expenses	315,911	605,353
Net cash provided by (used in) operating activities	358,916	(228,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,434)	(12,427)
Purchase of acquired software	(16,299)	-
Net cash used in investing activities	(23,733)	(12,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	205,000
Purchases of treasury stock	(20,000)	-
Proceeds from issuance of notes payable - related party	-	72,033
Repayment of notes payable-related party	(97,033)	(40,000)
Repayment of notes payable	(51,325)	(6,500)
Net cash (used in) provided by financing activities	(168,358)	230,533

Net increase (decrease) in cash	166,825	(10,393)
Cash, beginning of the year	16,960	27,353

Cash, end of the year	$183,785	$16,960

Supplemental disclosures of cash flow information:
Income tax paid	$-	$-
Interest paid	$6,335	$-

Supplemental disclosures for non-cash investing and financing activities:
Conversion of accrued interest to note payable	$13,500	$-

The accompanying notes are an integral part of these consolidated financial statements.

SANTEON GROUP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2012 and 2011

Note 1	Significant Accounting Policies

Nature of Company

Santeon Group Inc. (“SGI” or the “Registrant), a publicly traded Delaware corporation formerly known as Ubroadcast, Inc. (“ubroadcast”), originally formed as a Nevada corporation that was reincorporated under the laws of the State of Delaware in 2009.  The Registrant’s subsidiary, SI Acquisitions, Inc., consummated a reverse merger transaction on May 12, 2010 with Santeon, Inc., a privately held Delaware corporation formed in 2001, the accounting acquirer. Upon completion of the reverse merger transaction, the Registrant changed its name to Santeon Group Inc. and the historical financial statements are those of Santeon, Inc., the surviving entity and accounting acquirer. All references that refer to (the “Company” or “SGI” or “we” or “us” or “our”) are Santeon Group Inc., the Registrant, and its wholly owned subsidiaries unless otherwise differentiated.  We are a diversified software development and services company specializing in the development of software to facilitate business process management (“BPM”) and document management for the healthcare, environmental/energy and media sectors. We offer innovative software solutions for that enable organizations to optimize performance and maximize their revenues. Our clients include state and local governments, federal agencies and numerous private sector customers.

Our corporate offices are located in Reston, Virginia with branch offices in Tampa, Florida and Cairo, Egypt.

Basis of Consolidation

As of December 31, 2012, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt operating as a branch office under Santeon, Inc.  The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

The Company records allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the specific customer or product sold. The Company writes-off a receivable and charges it against the recorded allowance when the Company has exhausted its collection efforts without success. The Company currently has no reserves for uncollectible accounts as of December 31, 2012 and 2011.

Concentrations of Credit Risk

Financial instruments that are potentially subject to concentrations of credit risk consist primarily of cash and trade receivables. Our cash is generally held with financially stable banking institutions. We generally do not require collateral to secure accounts receivable. The risk with respect to trade receivables is mitigated by credit evaluations we perform on our customers, the short duration of our payment terms for the significant majority of our customer contracts and by the diversification of our customer base.

Four customers accounted for 26%, 17%, 15% and 11%, respectively, of revenues in 2012 compared with two customers who accounted for 21% each of revenues in 2011. One of these customers accounted for approximately 26% of our net revenues in 2012 compared with 20% in 2011. The other customer accounted for approximately 17% of our net revenues in 2012 compared with 0% in 2011.

For the years ended December 31, 2012 and 2011, one customer accounted for 53% and two customers accounted for 26% and 23%, respectively, of total accounts receivable, representing a material amount of credit risk. Nearly all of the outstanding amounts were collected early in the subsequent years.

Reliance on Key Personnel and Consultants

The Company has 50 support staff, of whom 20 are located in the United States and four are executive officers. The Company is heavily dependent on the continued active participation of the current executive officers, employees and key consultants. The loss of any of the senior management or key consultants could significantly and negatively impact the business until adequate replacements can be identified and put in place.

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

Reverse Stock Split

The Company effected a one-for-four hundred (1:400) reverse stock split on January 4, 2013 following receipt of approval from FINRA and the filing of the Amended Certificate of Incorporation with the Delaware Secretary of State (the “Effective Date”).  All shares and per share information has been retroactively adjusted to reflect this reverse stock split, unless explicitly stated otherwise.

Earnings (Loss) Per Share

We utilize ASC 260, “Earnings Per Share” for calculating the basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  Common share equivalents are excluded from the diluted earnings (loss) per share computation if their effect is anti-dilutive. There were no common share equivalents at December 31, 2012 and 2011.

The Company has included in total shares outstanding of 1,184,899, as of December 31, 2012, 5,000 shares of common stock to be issued that were not physically certificated until after 2012 in computing the weighted average number of common shares outstanding and earnings (loss) per share computations as if they were outstanding during the year ended December 31, 2012.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved as defined under the applicable agreement. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any research and development expenses for the years ended December 31, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.  We adopted ASU No. 2011-04 effective January 1, 2012 and the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Non-controlling Interest

On the date of the Merger Transaction, May 12, 2010, there was eight-tenths of one percent (0.8%) of the shareholders of Santeon, Inc. that did not participate in the Merger Transaction (the “Non-participating Shareholders”).  It is Management’s opinion, that the Non-participating Shareholders are not dissenters to the Merger Transaction; rather, the shares owed to them as part of the Merger Transaction have yet to be issued. The total amount of shares to be issued to the Non-participating Shareholders is 2,614 shares.  The Company has not accounted for the 0.8% non-controlling interest in Santeon, Inc. in its consolidated financial statements for the years ended December 31, 2012 and 2011 and it is Management’s opinion that the impact of not accounting for this non-controlling interest on the Company’s consolidated financial statements does not have a material effect on its consolidated financial position, results of operations nor cash flows.

Foreign Currency Transactions

The Company’s functional and reporting currency is the United States dollar and has adopted FASB ASC topic 830 “Foreign Currency Matters”).  Occasional transactions may occur in Egyptian pounds when the Company’s Egypt branch office conducts business in a currency other than the legal entity’s functional currency. Transactions may produce receivables or payables that are fixed in terms of the amount of foreign currency that will be received or paid.  A change in exchange rates between the functional currency and the currency in which a transaction is denominated increases or decreases the expected amount of functional currency cash flows upon settlement of the transaction.  That increase or decrease in expected functional currency cash flows is a foreign currency transaction gain or loss that is included in the consolidated statements of operations.  The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations. The Company recognized a gain from foreign currency transactions of $826 for the year ended December 31, 2012 and a loss from foreign currency transactions of $869 for the year ended December 31, 2011, respectively.

Note 2	Liquidity

The Company had negative working capital (total current liabilities exceeded total current assets) of $222,025 and a stockholders’ deficit of $3,615 as of December 31, 2012.   However, the Company’s revenue has increased to $4,276,488 for the year ended December 31, 2012 from the prior year’s revenue of $2,245,389, and generated positive operating cash flow of $358,916 for the year ended December 31, 2012.  Management believes that the Company’s current cash balance, the recent trends of strong revenue growth attained, net profit achieved in 2012, positive cash generated from operating activities, contracts in hand and current customer base and the projected cash flow and revenues for the next two years will be sufficient to sustain our operations and meet projected cash flow requirements for at least the next twelve months plus a day from the filing date of this report.

Note 3	Property, Plant and Equipment

Property and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011

Computer equipment	$37,477	$34,918
Furniture and fixtures	13,824	13,824
Telephone equipment	5,494	619

Total property and equipment	56,795	49,361
less: Accumulated depreciation	(36,431)	(30,615)

Property and equipment, net	$20,364	$18,746

During the years ended December 31, 2012 and 2011, depreciation expense charged to operations was $5,816 and $4,860, respectively.

Note 4	Software and Software Under Development

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

The Company acquired software in connection with the Merger Transaction completed on May 12, 2010, which consisted of media platforms.

The Company has taken the position that employees whose time was dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. For the years ended December 31, 2012 and 2011, the Company did not capitalize any labor costs. Amortization expense, specifically related to the capitalization of software development, of $128,011 and $128,011 has been recorded under cost of revenues for the years ended December 31, 2012 and 2011, respectively, related to the capitalized labor costs. Also, included in cost of revenue is amortization expense related to software of $1,963 and $1,656 for the years ended December 31, 2012 and 2011, respectively. The table below reflects the capitalized software costs as of December 31, 2012 and 2011, respectively.

	2012	2011

Software, net of accumulated amortization of $378,700 and $250,689 at December 31, 2012 and 2011, respectively	$261,356	$389,368

Acquired software, net of accumulated amortization of $54,285 and $52,322 at December 31, 2012 and 2011, respectively and accumulated impairment of $243,667 at December 31, 2012 and 2011.	19,856	5,519

Software assets, net	$281,212	$394,887

Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. No impairment charges were recognized for the years ended December 31, 2012 and 2011 for the Company’s acquired software.

Note 5	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities as of December 31, 2012 and 2011 are comprised of the following:

	2012	2011

Trade payables	$400,920	$313,205
Accrued compensation	532,621	316,340
Accrued interest	7,014	66,864
Other accrued expenses	166,790	165,470

Total accounts payable and accrued expenses	$1,107,345	$861,879

Note 6	Notes Payable

    As of December 31, 2012 and 2011, the Company had outstanding notes payable as follows:

	2012	2011

15.00% Secured Promissory Note due July 2007	$45,000	$45,000

2.00% Unsecured Convertible Promissory Note due March 2015	158,675	196,500

	$203,675	$241,500

The 15.00% Unsecured Note due July 2007 is classified as short-term as of December 31, 2012 and 2011 as the maturity date has lapsed and the Company is currently negotiating with the lender for revised repayment terms. During the year ended December 31, 2011, the holder of the 15.00% Unsecured Note due July 2007 agreed to waive all accrued and unpaid interest from the original date of issuance, August 6, 2005, until September 30, 2011, resulting in a gain on forgiveness of debt of $56,498.

In March 2012, the 10.00% Unsecured Convertible Promissory Note due August 2008 (principal amount, $196,500) was restructured into the 2.00% Unsecured Promissory Note due March 2015 with an amortizing monthly payment of $6,015. As per the March 2012 settlement agreement, the outstanding balance of $196,500 plus accrued interest of $70,040 was settled for principal of $210,000. This resulted in a gain on debt forgiveness of $56,540. According to the settlement agreement, if there is a default in any scheduled monthly payments, the outstanding principal will increase to $325,000 less any payments already made.  The Company made nine payments during the year ended December 31, 2012 and has not missed any scheduled monthly payments thus far.

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

At December 31, 2012, the Company had available for federal income tax purposes a net operating loss carry-forward of approximately $1,913,000, expiring through the year 2032, that may be used to offset future taxable income.  The availability of the net operating loss carry-forward to offset future taxable income may be subject to limitations under the Internal Revenue Service tax code due to a variety of reasons, one of them being a significant change in the composition of the Company's stock ownership. Therefore, the Company has provided a valuation allowance against the availability of the net operating loss benefit based on management’s assessment of the earnings history and future limitations as it is more likely than not that the benefits will be realized.

The provision for income taxes (benefit) for the years ended December 31, 2012 and 2011 was as follows:

	Years Ended December 31,
	2012	2011
Current income tax expense (benefit)
Federal	$98,071	$(138,711)
State	11,422	(16,156)
Total	109,493	(154,867)

Deferred income tax (benefit)
Federal	(34,253)	(21,777)
State	(3,991)	(2,536)
Total	(38,244)	(24,313)

Utilization of net operating loss carryover	(71,249)	-

Change in valuation allowance	-	179,180

Provision for income tax (benefit)	$-	$-

    Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and the tax purposes.  The tax effect of these temporary differences representing deferred tax assets and liabilities result principally from the following:

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Federal net operating loss carry-forward	$650,552	$748,624
State net operating loss carry-forward	75,770	87,193
Others	714	1,256
Total deferred tax assets	727,036	837,073
Less: valuation allowance	(649,936)	(721,729)

Net long-term deferred tax assets	77,100	115,344

Deferred tax liabilities:
Software and software development	(72,600)	(109,765)
Fixed assets	(4,500)	(5,579)
Long-term deferred tax liabilities	(77,100)	(115,344)

Net deferred tax asset (liabilities)	$-	$-

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

    All share figures below are presented after giving effect to the 1:400 reverse stock split that became effective on January 4, 2013. On December 27, 2012, the authorized shares of common stock available for issue was reduced from 700,000,000 to 50,000,000. As a result of this reduction in authorized shares, the Company is authorized to issue 50,000,000 shares of its common stock, with par value of $0.001 per share.  For the years ended December 31, 2012 and 2011, there were 1,201,137 and 679,050 shares of common stock issued and 1,184,899 and 679,050 outstanding, respectively.

     Included in the Company’s calculation of total shares outstanding (1,189,899 shares) are 5,000 shares of common stock that were not physically certificated until after 2012 due to an administrative delay. The un-certificated shares have been included for purposes of calculating weighted average common shares outstanding and earnings (loss) per share as if they had been certificated when authorized for issuance.

During the twelve months ended December 31, 2012, the Company:

1.	Issued 6,250 shares of common stock to a certain senior employee of the Company pursuant to an employment agreement that was valued at $22,500.

2.	Certificated the previously authorized and issued shares of common stock as follows:
a.	200,000 shares of common stock to the shareholders of Santeon, Inc. in connection with the Merger Transaction consummated in May 2010;
b.	25,000 shares of common stock to the shareholders of X2A Consulting LLC in connection with the Merger Transaction consummated in April 2010;
c.	968 shares of common stock to investors for cash valued at $227,000;
d.	188,169 shares of common stock as stock-based compensation valued at $87,250, which included the 6,250 shares of common stock valued at $22,500 as disclosed in item #1 above;
e.	11,973 shares of common stock for services rendered valued at $42,750; and
f.	4,977 shares of common stock as loan repayments valued at $21,590.

3.
Received into treasury 7,322 shares of returned common stock originally valued at $18,750 that were issued to a vendor of the Company for services rendered in a previous period. The vendor returned the common stock to the Company for no consideration and the Company recorded $18,750 as other income as there is no further obligation from the Company.

4.
Received into treasury 438 shares of returned common stock originally valued at $175 that were previously issued pursuant to a stock subscription agreement put in place in 2006. Prior to the Merger Transaction in 2010, the party to the subscription agreement returned the common stock to the Company to settle the unpaid portion of the subscription receivable and cancelled the remaining portion of the subscription agreement.  There is no further obligation on the part of the Company or the subscriber with respect to the stock subscription agreement.

5.	Repurchased 8,478 shares of common stock from a former officer and employee of the Company pursuant to a settlement agreement for cash valued at $20,000.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.

During 2011, the Company’s Board authorized issuances of common shares as follows:

1.	117,548 shares of common stock were physically certificated during 2011 to Santeon, Inc.’s shareholders in connection with the Merger Transaction that occurred in 2010.

2.
87,218 shares of common stock were issued for cash to certain investors for $205,000 in cash during the period from January to May 2011. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

1.	34,346 shares of common stock were issued to a former officer of the Company as stock-based compensation for services rendered during 2010.

2.
17,857 shares of common stock were issued as stock-based compensation to the Company’s Acting Chief Financial Officer pursuant to a consulting agreement and were valued at $68,119. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

3.
3,125 shares of common stock were issued in December 2011 to a certain individual as payment of interest expense in lieu of cash pursuant to a short-term loan agreement between the Company and the lender, which shares are valued at $8,250. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

4.
6,016 shares of common stock were issued to a certain senior employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $17,088. These shares were not physically certificated until after 2011 and are presented as common shares to be issued.

5.	7,500 shares of common stock were issued to a former employee of the Company as compensation pursuant to an employment agreement and were valued at $15,000.

6.	486 shares of common stock were issued to a former employee of the Company as payment of his unpaid compensation pursuant to an employment agreement and were valued at $1,750.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares not physically certificated until after 2012 have been included in the 2012 calculations of weighted average number of common shares outstanding and earnings (loss) per share as they are considered outstanding.

Preferred Stock

    The Company is authorized to issue 50,000,000 shares of preferred stock with par value of $0.001 per share. As of December 31, 2012 and 2011, there were no shares of preferred stock issued or outstanding.

Warrants and Stock Options

    There were no issued and outstanding warrants or common stock options at December 31, 2012 and 2011.

Note 9	Commitments and Contingent Liabilities

Occupancy Leases

The Company had no commitments or contingent liabilities outside the normal course of business.  The Company has administrative office lease agreements that are mostly long-term (greater than one year), the aggregate amount of minimum future payments were $406,693 as of December 31, 2012.

Future minimum lease commitments under non-cancellable leases are as follows:

Year ended December 31,

2013	$72,444
2014	81,673
2015	86,255
2016	64,533
2017	67,119
Thereafter	34,669
Total	$406,693

Rent expense charged to operations amounted to $100,540 and $75,697 for the years ended December 31, 2012 and 2011, respectively.

Employment agreements

On the Merger Transaction date, the Company entered into employment agreements with certain officers and employees of the Company for initial terms of three years. The aggregate annual base salaries under those agreements as of the Merger Transaction date was $1,020,000; however, many of the officers and employees who received employment agreements have since left the Company after 2010. Currently, there are 3 officers with continuing employment agreements that amount to $535,000 per annum in the aggregate.

Litigation

The Company is subject to various legal proceedings and claims, which arise in the ordinary course of its business.  Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.  There was no outstanding litigation as of December 31, 2012 and 2011, respectively.

Note 10	Related Party Transactions

Unsecured Loan Agreement due December 2011

In January 2011, a relative of one of the Company’s directors extended to the Company a non-interest bearing loan in the amount of fifty thousand US dollars ($50,000) for a period of twelve months. The purpose of the loan was to provide capital for growth and general operating needs for Santeon, Inc.  In lieu of cash interest, the lender accepted three thousand one hundred twenty-five (3,125) shares of the Company’s common stock, valued at $8,250, as interest for the loan. As of December 31, 2012 and 2011, the outstanding balance was $0 and $30,000, respectively.

Loan from Officer

In June 2011, an officer of the Company extended a loan to the Company in the amount of twenty-two thousand thirty-three dollars ($22,033) for a period of one year. The terms of the loan agreement state that the loan will be interest-free for the first year, but if any part of the loan remained unpaid after the one-year anniversary, the unpaid principal would accrue interest monthly based on an annual rate of 12.00%. The loan amount was fully repaid in August 2012 along with one month of interest.  As of December 31, 2012 and 2011, the outstanding balance was $0 and $22,033, respectively. Interest expense for the year ended December 31, 2012 was $555.

ICAgile

The Company provides Agile training, coaching and consulting to certain of its customers. As a vital part of the training program, the Company provides attendees with Agile certificates that evidence their attendance at the class and provides them, in certain cases, with continuing professional education credits. The certifying agency for the certificates that the Company provides to Agile training class attendees is the International Consortium for Agile (“ICAgile”).  For the years ended December 31, 2012 and 2011, the Company paid $60,630 and $10,640, respectively, to ICAgile for training course attendee certifications.

An officer and director of the Company, Mr. Ahmed Sidky, sits on the governing board of ICAgile and represent 40% in aggregate of the outstanding voting shares of ICAgile’s capitalization. This director is one of the four founding members of ICAgile and provides thought leadership and direction for ICAgile.

At this time the Company does not believe that the representation of Mr. Sidky on the respective boards of ICAgile or Santeon Group Inc. presents a potential conflict of interest for either company.

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

During the year ended December 31, 2012, the loan was fully repaid and a certificate of satisfaction was received from the lender. As of December 31, 2012 and 2011, the outstanding balance was $0 and $45,000, respectively.

Note 11	Subsequent Events

Management evaluated all activities of the Company through the filing date of the Company’s consolidated financial statements and concluded that no subsequent events have occurred that would require adjustments to the consolidated financial statements or disclosures in this Form 10-K.