Form 10-Q
period 2013-03-31
SANTEON GROUP, INC.
filed 2013-05-15
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☐ No ☒

As of May 13, 2013, there were 1,190,783 shares outstanding of the issuer’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$220,727	$183,785
Accounts receivable	731,112	796,466
Other current assets	26,159	25,578
Total current assets	977,998	1,005,829

Property and equipment, net	20,760	20,364
Software assets, net	246,758	281,212
Total non-current assets	267,518	301,576

Total Assets	$1,245,516	$1,307,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$996,343	$1,107,345
Notes payable	114,992	120,509
Total current liabilities	1,111,335	1,227,854

Long term liabilities:
Notes payable	71,403	83,166
Total long term liabilities	71,403	83,166

Stockholders' equity (deficit):
Preferred stock, par value $0.001, 50,000,000 shares authorized: 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012	-	-
Common stock, par value $0.001, 50,000,000 shares authorized; 1,202,387 and 1,201,137 shares issued as of March 31, 2013 and December 31, 2012, respectively and 1,185,783 and 1,184,899 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	1,186	1,185
Common stock to be issued	10,000	10,000
Additional paid in capital	1,536,203	1,518,726
Treasury Stock, at cost, 16,604 and 16,238 shares as of March 31, 2013 and December 31, 2012, respectively	(39,645)	(38,925)
Accumulated deficit	(1,444,966)	(1,494,601)
Total stockholders' equity (deficit)	62,778	(3,615)

Total Liabilities and Stockholders' Equity (Deficit)	$1,245,516	$1,307,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	March 31, 2013	March 31, 2012

Revenues	$1,205,067	$774,550

Cost of revenue	613,374	494,925
Gross Profit	591,693	279,625

Operating expenses:
General, selling and administration	539,723	404,087
Depreciation and amortization	1,840	1,374
Total operating expenses	541,563	405,461

Income (loss) from operations	50,130	(125,836)

Other Income (Expenses):
Interest expense	(2,738)	(6,398)
Gain on forgiveness of debt	-	56,540
Gain from foreign currency transactions	2,299	397
Loss on disposal of asset	(56)	-
Total other (expense) income	(495)	50,539

Income (loss) before provision for income taxes	49,635	(75,297)

Provision for income tax expense (benefit)	-	-

Net income (loss)	$49,635	$(75,297)

Net income (loss) per common share, basic	$0.04	$(0.06)

Net income (loss) per common share, diluted	$0.04	$(0.06)

Weighted average number of common shares outstanding, basic	1,190,325	1,202,383

Weighted average number of common shares outstanding, diluted	1,216,949	1,202,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Unaudited)

	Common stock		Common Shares To Be Issued		Additional Paid in	Treasury stock		Accumulated	Total Shareholder's Equity
	Shares	Par Value	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)

Balance, December 31, 2012	1,184,899	$1,185	5,000	$10,000	$1,518,726	(16,238)	$(38,925)	$(1,494,601)	$(3,615)

Common stock issued for accrued interest	1,250	1	-	-	1,749	-	-	-	1,750
Repurchases of common stock	(366)	-	-	-	-	(366)	(720)	-	(720)
Issuance of stock options	-	-	-	-	15,728	-	-	-	15,728
Net income	-	-	-	-	-	-	-	49,635	49,635

Balance, March 31, 2013	1,185,783	$1,186	5,000	$10,000	$1,536,203	(16,604)	$(39,645)	$(1,444,966)	$62,778

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Unaudited)

	March 31, 2013	March 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$49,635	$(75,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	36,294	33,791
Loss on disposal of asset	56	-
Gain on forgiveness of debt	-	(56,540)
Common stock issued for cash	-	22,500
Non-cash stock-based compensation expense	15,728	-
Common stock issued for accrued interest	1,750	-
Changes in operating assets and liabilities:
Accounts receivable	65,354	63,223
Other current assets	(580)	(2,024)
Accounts payable and accrued expenses	(111,003)	36,579
Net cash provided by operating activities	57,234	22,232

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,292)	-
Proceeds from sale of fixed assets	1,000	-
Net cash used in investing activities	(2,292)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for treasury stock	(720)	(2,500)
Repayments of notes payable-related party	-	(17,000)
Repayments of notes payable	(17,280)	-
Net cash used in financing activities	(18,000)	(19,500)

Net increase in cash	36,942	2,732
Cash, beginning of the period	183,785	16,960

Cash, end of the period	$220,727	$19,692

Supplemental disclosures of cash flow information:
Income tax paid	$-	$-
Interest paid	$988	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2013
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

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Certain information and note disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the consolidated financial position as of March 31, 2013 and the results of operations and cash flows for the three months ended March 31, 2013 and 2012.  The results from operations for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and the notes thereto for the year ended December 31, 2012, included in the Company’s annual report on Form 10-K filed with the SEC on March 19, 2013.

The condensed consolidated financial statements as of December 31, 2012 contained herein have been derived from the audited consolidated financial statements as at December 31, 2012, but do not include all disclosures required by the accounting principles generally accepted in the United States of America.

Basis of Consolidation

As of March 31, 2013, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt operating as a branch office under Santeon, Inc.  The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2.  Liquidity

We believe that our present cash balance, the recent trends of strong revenue growth, net profits generated and net cash generated by operating activities, contracts in hand and current customer prospects will be sufficient to sustain our operations for the next twelve months and beyond even though our current liabilities exceed our current assets as of March 31, 2013.

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

On December 10, 2012 the Chief Executive Officer, in accordance with the above-mentioned written consent, determined that the reverse stock split ratio shall be a ratio of one-for-four hundred (1:400). The actions to be taken pursuant to the Written Consent became effective on January 4, 2013 following receipt of approval from FINRA and the filing of the Amended Certificate of Incorporation with the Delaware Secretary of State (the “Effective Date”). The amendment to the Certificate of Incorporation reflecting the Reverse Stock Split that was filed with the Delaware Secretary of State is attached as an Exhibit to our December 31, 2012 annual report on Form 10-K filed with the SEC on March 19, 2013. To avoid the existence of fractional shares of our common stock, the Company will pay cash in lieu of fractional shares.

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

The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. The Company did not capitalize any internal labor costs for the three months ended March 31, 2013 and 2012, respectively. Amortization expense related to the capitalization of software development of $32,003 and $32,003 has been recorded under cost of revenues for the three months ended March 31, 2013 and 2012, respectively. Also, included in cost of revenue is amortization expense related to the acquired software of $2,451 and $414 for the three months ended March 31, 2013 and 2012, respectively. The table below reflects the capitalized software costs as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(unaudited)

Software, net of accumulated amortization of $410,703 and $378,700 at March 31, 2013 and December 31, 2012, respectively.	$229,353	$261,356

Acquired software, net of accumulated amortization of $56,736 and $54,285 at March 31, 2013 and December 31, 2012, respectively, and accumulated impairment of $243,667 at March 31, 2013 and December 31, 2012.	17,405	19,856

Software assets, net	$246,758	$281,212

Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. An impairment charge of $0 was recognized for the three months ended March 31, 2013 and at December 31, 2012 for the Company’s acquired software.

Note 5: Notes Payable

As of March 31, 2013 and December 31, 2012, the Company had outstanding notes payable as follows:

	March 31, 2013	December 31, 2012
	(unaudited)

2.00% Unsecured Promissory Note due March 2015	$141,395	$158,675

15.00% Unsecured Note due July 2007	45,000	45,000

Total Notes Payable	186,395	203,675

less: current portion of Notes Payable	(114,992)	(120,509)
Long term portion of Notes Payable	$71,403	$83,166

The 15.00% Unsecured Note due July 2007 is classified as short-term as of March 31, 2013 and December 31, 2012 as the maturity date lapsed and the Company is currently negotiating with the lender for revised repayment terms.

Note 6.  Capital Stock

Common Stock:

During the three months ended March 31, 2013, the Company issued and certificated 1,250 shares of common stock to a certain lender as payment of interest for a note payable that were valued at $1,750. The note payable was fully repaid and discharged in December 2012.

The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after March 31, 2013 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three months ended March 31, 2013, as they are considered outstanding.

Employee Stock Options:

During the three months ended March 31, 2013, the Company granted to certain employees of the Company 71,750 incentive stock options to purchase common stock of the Company pursuant to the 2012 Employee Incentive Stock Option Plan.

The following table summarizes the changes in options outstanding and the related exercise prices for the options of the Company’s common stock issued to employees under the 2012 Employee Incentive Stock Option Plan as of March 31, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$2.00	71,750	10	$2.00	-	$-

    Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	-	$-
Granted	79,250	2.00
Exercised	-	-
Cancelled	(7,500)	(2.00)
Outstanding at March 31, 2013	71,750	$2.00

    The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.78%
Expected stock price volatility	268.85%
Expected dividend payout	—
Expected option life-years	5

As a result of the assumptions above, a non-cash, stock-based compensation expense of $15,728 was charged to the consolidated statement of operations for the three months ended March 31, 2013.

Note 7. Subsequent Events

Subsequent to the quarter ended March 31, 2013, the Company entered into a sub-lease agreement for administrative office space at 11700 Plaza America Dr. for 12,552 square feet of office space. The lease term began April 1, 2013 and will terminate October 31, 2015. Under the terms of the lease, the Company will pay the lessor $15,167 per month for the duration of the lease.

Subsequent to the quarter ended March 31, 2013, the Company paid out a portion of the bonuses accrued as of the year ended December 31, 2012. The Company intends to pay out in the coming months the balance of the bonuses accrued as of the year ended December 31, 2012, subject to the availability of cash.

Subsequent to the quarter ended March 31, 2013, the Company certificated 5,000 shares of common stock that were sold for cash in a prior period. These shares have been properly accounted for in the Company’s presentation of weighted average shares outstanding for earnings per share purposes in all relevant periods.

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

The Company records allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the specific customer or product sold. The Company writes-off a receivable and charges it against the recorded allowance when the Company has exhausted its collection efforts without success. The Company currently has no reserves for uncollectible accounts as of March 31, 2013 and December 31, 2012, respectively.

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

For the three months ended March 31, 2013, there were 71,750 common stock options granted and outstanding and no warrants or preferred shares issued and outstanding.

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

Newly Issued Accounting Standards

There have been various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Results of Operations.  Three months ended March 31, 2013 vs. three months ended March 31, 2012

Revenues

During the three months ended March 31, 2013, we generated total revenues of $1,205,067 as compared to $774,550 for the three months ended March 31, 2012.  Of the $430,517 period over period increase in revenues, an increase of $386,770 was generated by the Agile business, training, coaching and consulting, a net increase of $48,583 in eBN and media subscriptions and a net decrease of $4,836 was generated from software development and maintenance.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2013 was $613,374 compared to $494,925 for the three months ended March 31, 2012.  The period over period increase of $118,449 is due to an increase of $144,148 in headcount to support the increase in Agile training, coaching and consulting and software development, support and maintenance revenues offset by a decrease of $25,699 related to non-headcount related expenses.

Operating Expenses

Overall operating expenses for the three months ended March 31, 2013 were $541,563 compared to $405,461 for the three months ended March 31, 2012.  Of the $136,102 period over period increase in total operating expenses, the primary components of the change are: an increase of $91,764 in personnel and personnel-related expenses, an increase of $49,085 related to public compliance expenses, a decrease of $10,761 for administrative rent and utilities and a net increase of $6,014 in other administrative costs.

Net Income (Loss)

The Company had net income of $49,635 for the three months ended March 31, 2013, compared to a net loss of $75,297 for the three months ended March 31, 2012.  Included in the quarters ended March 31, 2013 and 2012 was non-cash stock compensation expense of $15,728 and $0 as well as foreign currency transaction gains of $2,299 and $397, respectively.  Included in the net loss for the three months ended March 31, 2012 was a gain on settlement of debt of $56,540.

Financial Condition

Net cash provided by operating activities was $57,234 for the three months ended March 31, 2013 compared to net cash provided by operating activities of $22,232 for the three months ended March 31, 2012. The generation of cash from operating activities for the three months ended March 31, 2013 is due to the net income of $49,635, the addition of non-cash depreciation and amortization expenses and loss on disposal of assets of $36,350, the issuance of common stock for payment of interest expense of $1,750 and non-cash stock option compensation expense of $15,728, offset by the net negative change in the operating assets and liabilities accounts of $46,229, that include accounts receivable, other assets and accounts payable and accrued expenses.

Net cash used in investing activities for the three months ended March 31, 2013 was $2,292, as compared to $0 for the three months ended March 31, 2012.

Net cash used in financing activities was $18,000 and $19,500 for the three months ended March 31, 2013 and 2012, respectively. The net cash used in financing activities for both periods was primarily related to payments to reduce notes payable and notes payable – related party and some re-purchases of the Company’s common stock.

As of March 31, 2013, the Company had a working capital deficit (Current Liabilities exceeded Current Assets) of $133,337 and had an accumulated deficit of $1,444,966. While there is no assurance that the Company will generate sufficient net income in subsequent periods such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the period ended March 31, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of March 31, 2013.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2013 based on the COSO framework criteria. Management has not identified any control deficiencies regarding the lack of segregation of duties and/or the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2013 included in this Quarterly Report on Form 10-Q are fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

 Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Controls

During the fiscal quarter ended March 31, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2013, the Company issued and certificated 1,250 shares of common stock to a certain lender as payment of interest for a note payable that were valued at $1,750. The note payable was fully repaid and discharged in December 2012.

During the three months ended March 31, 2013, the Company granted to certain employees of the Company 71,750 incentive stock options to purchase common stock of the Company pursuant to the 2012 Employee Incentive Stock Option Plan the details of which are included in Note 6, above.

The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after March 31, 2013 have been included in the calculations of weighted average number of common shares outstanding and earnings (loss) per share for the three months ended March 31, 2013, as they are considered outstanding.

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
* filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 15, 2013 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO