Form 10-Q
period 2013-06-30
SANTEON GROUP, INC.
filed 2013-08-14
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☐ No ☒

As of August 13, 2013, there were 1,190,783 shares outstanding of the issuer’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
SANTEON GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND  DECEMBER 31, 2012

	June 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$203,354	$183,785
Accounts receivable	668,449	796,466
Other current assets	12,480	16,795
Total current assets	884,283	997,046

Property, plant and equipment, net	29,897	20,364
Software assets, net	227,519	281,212
Other assets	23,950	8,783
Total non-current assets	281,366	310,359

Total Assets	$1,165,649	$1,307,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$795,404	$1,107,345
Notes payable - current portion	76,267	120,509
Total current liabilities	871,671	1,227,854

Long term liabilities:
Deferred rent	60,747	-
Notes payable	47,761	83,166
Total long term liabilities	108,508	83,166

Stockholders' equity (deficit):
Preferred stock, par value $0.001, 50,000,000 shares authorized: 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	-	-
Common stock, par value $0.001, 50,000,000 shares authorized; 1,190,783 and 1,184,899 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	1,191	1,185
Common stock to be issued	95,277	10,000
Additional paid in capital	1,538,680	1,518,726
Treasury Stock, at cost, 0 and 16,238 shares as of June 30, 2013 and December 31, 2012, respectively	-	(38,925)
Accumulated deficit	(1,449,678)	(1,494,601)
Total stockholders' equity (deficit)	185,470	(3,615)

Total Liabilities and Stockholders' Equity (Deficit)	$1,165,649	$1,307,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Revenues	$1,355,614	$926,643	$2,560,681	$1,701,193

Cost of revenue	644,184	525,167	1,257,558	1,020,092
Gross Profit	711,430	401,476	1,303,123	681,101

Operating expenses:
General, selling and administration	763,432	415,750	1,303,155	819,837
Depreciation and amortization	1,845	1,439	3,685	2,813
Total operating expenses	765,277	417,189	1,306,840	822,650

Loss from operations	(53,847)	(15,713)	(3,717)	(141,549)

Other Income (Expenses):
Interest expense	(4,694)	(1,954)	(7,432)	(8,352)
Gain on forgiveness / settlement of debt	7,766	18,750	7,766	75,290
Gain on cancellation of debt	33,023	-	33,023	-
Gain from foreign currency transactions	13,040	149	15,339	546
Loss on disposal of asset	-	-	(56)	-
Total other income, net	49,135	16,945	48,640	67,484

(Loss) income before provision for income taxes	(4,712)	1,232	44,923	(74,065)

Provision for income tax expense (benefit)	-	-	-	-

Net (loss) income	$(4,712)	$1,232	$44,923	$(74,065)

Net (loss) income per common share, basic	$(0.00)	$0.00	$0.04	$(0.06)

Net (loss) income per common share, diluted	$(0.00)	$0.00	$0.04	$(0.06)

Weighted average number of common shares outstanding, basic	1,200,182	1,201,424	1,195,281	1,201,904

Weighted average number of common shares outstanding, diluted	1,200,182	1,201,424	1,208,662	1,201,904

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Unaudited)

	Common stock		Common Shares To Be Issued		Additional Paid in	Treasury stock		Accumulated	Total Shareholder's
	Shares	Par Value	Shares	Amount	Capital	Shares	Amount	Deficit	Equity(Deficit)

Balance, December 31, 2012	1,184,899	$1,185	5,000	$10,000	$1,518,726	(16,238)	$(38,925)	$(1,494,601)	$(3,615)

Common stock issued for accrued interest	1,250	1	-	-	1,749	-	-	-	1,750
Repurchases of common stock	(366)	-	-	-	-	(366)	(720)	-	(720)
Common stock issued for cash	5,000	5	(5,000)	(10,000)	9,995	-	-	-	-
Common stock issued for compensation	-	-	17,551	45,277	-	-	-	-	45,277
Common stock issued for loan repayment and accrued interest	-	-	21,277	50,000	-	-	-	-	50,000
Stock-based compensation - stock options granted	-	-	-	-	47,855	-	-	-	47,855
Cancellation of treasury stock	-	-	-	-	(39,645)	16,604	39,645	-	-
Net income	-	-	-	-	-	-	-	44,923	44,923

Balance, June 30, 2013	1,190,783	$1,191	38,828	$95,277	$1,538,680	-	$-	$(1,449,678)	$185,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Unaudited)

	June 30, 2013	June 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$44,923	$(74,065)
Adjustments to reconcile net Income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,593	67,647
Loss on disposal of assets	56	-
Gain on forgiveness / settlement of debt	(7,766)	(75,290)
Gain on cancellation of debt	(33,023)	-
Common stock to be issued for services rendered	5,000	22,500
Stock-based compensation expense - common stock options	47,855	-
Common stock issued for accrued interest	1,750	-
Changes in operating assets and liabilities:
Accounts receivable	128,016	(128,713)
Other current assets	4,316	(1,285)
Other assets	(15,167)	-
Accounts payable and accrued expenses	(165,128)	227,916
Net cash provided by operating activities	83,425	38,710

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software assets	(15,215)	-
Purchases of property, plant and equipment	(14,274)	(1,300)
Proceeds from sale of fixed assets	1,000	-
Net cash used in investing activities	(28,489)	(1,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for treasury stock	(720)	(10,000)
Repayments of notes payable-related party	-	(23,000)
Repayments of notes payable	(34,647)	(17,023)
Net cash used in financing activities	(35,367)	(50,023)

Net increase (decrease) in cash	19,569	(12,613)
Cash, beginning of the period	183,785	16,960

Cash, end of the period	$203,354	$4,347

Supplemental disclosures of cash flow information:
Income tax paid	$-	$-
Interest paid	$1,443	$-

Supplemental disclosures for non-cash investing and financing activities:
Common stock to be issued for settlement of debt and accrued interest	$50,000	$-
Common stock to be issued for payment of accrued bonus	$40,277	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Six Months Ended June 30, 2013
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

Our corporate offices are located in Reston, Virginia with branch offices in Tampa, Florida, Cairo, Egypt and Pune India.

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

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the consolidated financial position as of June 30, 2013 and the results of operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012.  The results from operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Basis of Consolidation

As of June 30, 2013, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt and Santeon India Pvt. Ltd. operating as branch offices under Santeon, Inc.  The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2.  Liquidity

    We believe that our present cash balance, the recent trends of strong revenue growth, net profits generated and net cash generated by operating activities, contracts in hand and current customer prospects will be sufficient to sustain our operations for the next twelve months and beyond even though our current liabilities are roughly equal to our current assets as of June 30, 2013.

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

    The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. The Company capitalized internal labor costs of $15,215 and $15,215 for the three and six months ended June 30, 2013, respectively, and $0 for the three and six months ended June 30, 2012. Amortization expense related to the capitalization of software development of $32,003 and $32,003 has been recorded under cost of revenues for the three months ended June 30, 2013 and 2012, respectively, and amortization expense $64,006 and $64,006 has been recorded under cost of revenues for the six months ended June 30, 2013 and 2012, respectively. Also, included in cost of revenue is amortization expense related to the acquired software of $2,451 and $414 for the three months ended June 30, 2013 and 2012, respectively, and $4,903 and $828 for the six months ended June 30, 2013 and 2012, respectively. The table below reflects the capitalized software costs as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(unaudited)

Software, net of accumulated amortization of $442,705 and $378,700 at June 30, 2013 and December 31, 2012, respectively.	$212,566	$261,356

Acquired software, net of accumulated amortization of $59,188 and $54,285 at June 30, 2013 and December 31, 2012, respectively, and accumulated impairment of $243,667 at June 30, 2013 and December 31, 2012, respectively.	14,953	19,856

Software assets, net	$227,519	$281,212

    Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. There was no impairment charge recognized for the three and six months ended June 30, 2013 for the Company’s acquired software.

Note 5: Notes Payable

    As of June 30, 2013 and December 31, 2012, the Company had outstanding notes payable as follows:

	June 30, 2013	December 31, 2012
	(unaudited)

2.00% Unsecured Promissory Note due March 2015	$34,372	$158,675

15.00% Unsecured Note due July 2007	-	45,000

Total Notes Payable	34,372	203,675

less: current portion of Notes Payable	-	(120,509)
Long term portion of Notes Payable	$34,372	$83,166

During the three months ended June 30, 2013, the full principal amount of the 15.00% Unsecured Note due July 2007 plus $10,631 in accrued and unpaid interest were converted to 21,277 shares of the Company’s common stock valued at $50,000. As a result of this transaction, the Company recorded a gain on forgiveness of debt of $5,631 in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2013.

Note 6.  Capital Stock

Common Stock:

During the six months ended June 30, 2013, the Company:

1.
Issued and certificated 1,250 shares of common stock to a certain lender as payment of interest for a note payable that were valued at $1,750. The note payable was fully repaid and discharged in December 2012;

2.
Issued 21,277 shares of common stock to the lender of the 15.00% Unsecured Note due July 2007 for principal value of $45,000 plus $5,000 in accrued and unpaid interest. The note payable was fully discharged in June 2013. These shares were not certificated until after the quarter ended June 30, 2013;

3.
Issued 15,551 shares of common stock in lieu of cash to Dr. Ashraf M. Rofail as bonus compensation for services rendered during the year ended December 31, 2012. These shares were not certificated until after the quarter ended June 30, 2013; and

4.
Issued 2,000 shares of common stock to KCSA Strategic Communications for investor relations advisory services performed during June 2013. As per the agreement with them, KCSA will receive $5,000 in cash and a number of shares of common stock valued at $5,000 each month for their services to the Company. These shares were not certificated until after the quarter ended June 30, 2013.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after June 30, 2013 have been included in the calculations of weighted average number of common shares outstanding, basic and diluted, and earnings (loss) per share, basic and diluted, for the three and six months ended June 30, 2013, as they are considered outstanding.

Employee Stock Options:

    During the three and six months ended June 30, 2013, the Company granted to certain employees of the Company 10,250 and 89,500 and, respectively, incentive stock options to purchase common stock of the Company pursuant to the 2012 Employee Incentive Stock Option Plan.

    The following table summarizes the changes in options outstanding and the related exercise prices for the options of the Company’s common stock issued to employees under the 2012 Employee Incentive Stock Option Plan as of June 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$2.00	55,750	9.5	$2.00	-	$-
$2.20	16,000	9.5	$2.20	8,000	$2.20
$2.59	10,250	10	$2.59	-	$-
	82,000		-	8,000	$2.20

        Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	-	$-
Granted	89,500	2.07
Exercised	-	-
Cancelled	(7,500)	(2.00)
Outstanding at June 30, 2013	82,000	$2.07

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.78%
Expected stock price volatility	268.85%
Expected dividend payout	—
Expected option life-years	5

As a result of the assumptions above, non-cash, stock-based compensation expense of $32,127 was charged to the unaudited condensed consolidated statement of operations for the three months ended June 30, 2013 and $47,855 for the six months ended June 30, 2013. This figure was higher than the expense accrued in the three months ended March 31, 2013 ($15,728) due to the accelerated vesting of 8,000 stock options granted to a former officer and director of the Company, Dr. Ahmed Sidky. Dr. Sidky has ninety days from his last day of employment with the Company, June 14, 2013, to dispose of the stock options or they will expire and revert back to the Company.

Note 7. Subsequent Events

Subsequent to the quarter, the Company intends to issue 15,000 restricted shares each to two independent external directors of the Company as per their Director’s Service Agreements with the Company. The restricted stock awards will fully vest at the end of one year from the date of issuance, to coincide with the term of their service agreement, and were issued pursuant to the terms of the 2012 Employee Incentive Stock Option Plan. In addition to the restricted stock award, the independent external directors will receive $2,000 each per quarterly meeting they attend in person.

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

Our corporate offices are located in Reston, Virginia with branch offices in Tampa, Florida, Cairo, Egypt and Pune, India. Our common stock is quoted on the inter-dealer quotation system operated by the OTC Market Group under the symbol SANT.

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

During the six months ended June 30, 2013, the Company reclassified from current assets to other assets certain deposits held by landlords to account for the long-term nature of the deposits. The amount re-classed for the six months ended June 30, 2013 was $23,950 and the amount re-classed for the year ended December 31, 2012 was $8,783.

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

The Company records allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the specific customer or product sold. The Company writes-off a receivable and charges it against the recorded allowance when the Company has exhausted its collection efforts without success. The Company currently has no reserves for uncollectible accounts as of June 30, 2013 and December 31, 2012, respectively.

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

For the three months ended June 30, 2013, there were 82,000 common stock options granted and outstanding and no warrants or preferred shares issued and outstanding.

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

Results of Operations.  Three months ended June 30, 2013 vs. three months ended June 30, 2012

Revenues

During the three months ended June 30, 2013, we generated total revenues of $1,355,614 as compared to $926,643 for the three months ended June 30, 2012.  Of the $428,971 period over period increase in revenues, an increase of $397,814 was generated by the Agile business, a net increase of $46,160 in eBN and media subscriptions offset by a net decrease of $15,003 was generated from software development and maintenance.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2013 was $644,184 compared to $525,167 for the three months ended June 30, 2012.  The period over period increase of $119,017 is due to an increase of $85,983 in headcount to support the increase in Agile training, coaching and consulting and software development, support and maintenance revenues and an increase of $33,034 related to non-headcount related expenses.

Operating Expenses

Overall operating expenses for the three months ended June 30, 2013 were $765,277 compared to $417,189 for the three months ended June 30, 2012.  Of the $348,088 period over period increase in total operating expenses, the primary components of the change are: an increase of $236,742 in personnel and personnel-related expenses, an increase of $46,448 for administrative rent and utilities arising from the new headquarters space lease, an increase of $20,237 for administrative computer equipment and peripherals as period costs, an increase of $16,646 related to public compliance expenses, an increase of $14,059 for non-billable travel expenses and a net increase of $13,956 in other administrative costs.

Net Income (Loss)

The Company had a net loss of $4,712 for the three months ended June 30, 2013, compared to net income of $1,232 for the three months ended June 30, 2012.  Included in the quarters ended June 30, 2013 and 2012 was non-cash stock compensation expense of $32,127 and $0 as well as foreign currency transaction gains of $13,040 and $149, respectively.  Included in the net (loss) income for the three months ended June 30, 2013 and 2012 was a gain on forgiveness/settlement of debt of $7,766 and $18,750 and a gain on cancellation of debt of $33,023 and $0, respectively.

The main component of the gain on cancellation of debt for the three months ended June 30, 2013 is a write-off of $30,400 related to a liability that was recorded on the balance sheet in a prior period. The origin of this liability was a Securities Purchase Agreement, that was filed on March 14, 2007, between Diamond I, Inc. (“Diamond I” and a predecessor of Santeon) and NewMarket Technology Inc. (“NewMarket”), a potential investor in Diamond I. The agreement provided for certain cash advances from NewMarket to Diamond I so that Diamond I could meet its public company reporting requirements ahead of the cash investment NewMarket was to make in Diamond I and to provide for other working capital needs. The intended investment was never consummated, and thus the Securities Purchase Agreement expired. However, management assumed there was an obligation on the part of the Diamond I to repay to NewMarket the advanced funds, or $30,400; however, upon careful examination of the Securities Purchase Agreement, there is no provision for the return of the advanced funds, and thus no requirement to create an obligation on the financial statements of Diamond I.  Santeon’s current management made several attempts over multiple years to contact NewMarket to confirm the obligation, but to no avail. Therefore, the Company took the decision to write-off the obligation, resulting in cancellation of debt income of $30,400 for the three months ended June 30, 2013.

Results of Operations.  Six months ended June 30, 2013 vs. six months ended June 30, 2012

Revenues

During the six months ended June 30, 2013, we generated total revenues of $2,560,681 as compared to $1,701,193 for the six months ended June 30, 2012.  Of the $859,488 period over period increase in revenues, an increase of $793,742 was generated by the Agile business, a net increase of $91,109 in eBN and media subscriptions offset by a net decrease of $25,363 from software development and maintenance.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2013 was $1,257,558 compared to $1,020,092 for the six months ended June 30, 2012.  The period over period increase of $237,466 is due to an increase of $219,891 in headcount to support the increase in Agile training, coaching and consulting and software development, support and maintenance revenues and an increase of $17,575 related to non-headcount related expenses.

Operating Expenses

Overall operating expenses for the six months ended June 30, 2013 were $1,306,840 compared to $822,650 for the six months ended June 30, 2012.  Of the $484,190 period over period increase in total operating expenses, the primary components of the change are: an increase of $335,873 in personnel and personnel-related expenses, an increase of $65,781 related to public compliance expenses, an increase of $35,805 for administrative rent and utilities arising from the new headquarters space lease, an increase of $24,437 for non-billable travel expenses, an increase of $19,559 for administrative computer equipment and peripherals as period costs and a net increase of $2,735 in other administrative costs.

Net Income (Loss)

The Company had net income of $44,923 for the six months ended June 30, 2013, compared to a net loss of $74,065 for the six months ended June 30, 2012.  Included in the six months ended June 30, 2013 and 2012 was non-cash stock compensation expense of $47,855 and $0 as well as foreign currency transaction gains of $15,339 and $546, respectively.  Included in the net income (loss) for the six months ended June 30, 2013 and 2012 was a gain on forgiveness/settlement of debt of $7,766 and $75,290 and a gain on cancellation of debt of $33,023 and $0, respectively.

The main component of the gain on cancellation of debt for the six months ended June 30, 2013 is a write-off of $30,400 related to a liability that was recorded on the balance sheet in a prior period. The origin of this liability was a Securities Purchase Agreement, that was filed on March 14, 2007, between Diamond I, Inc. (“Diamond I” and a predecessor of Santeon) and NewMarket Technology Inc. (“NewMarket”), a potential investor in Diamond I. The agreement provided for certain cash advances from NewMarket to Diamond I so that Diamond I could meet its public company reporting requirements ahead of the cash investment NewMarket was to make in Diamond I and to provide for other working capital needs. The intended investment was never consummated, and thus the Securities Purchase Agreement expired. However, management assumed there was an obligation on the part of the Diamond I to repay to NewMarket the advanced funds, or $30,400; however, upon careful examination of the Securities Purchase Agreement, there is no provision for the return of the advanced funds, and thus no requirement to create an obligation on the financial statements of Diamond I. Santeon’s current management made several attempts over multiple years to contact NewMarket to confirm the obligation, but to no avail. Therefore, the Company took the decision to write-off the obligation, resulting in cancellation of debt income of $30,400 for the six months ended June 30, 2013.

Financial Condition

Net cash provided by operating activities was $83,425 for the six months ended June 30, 2013 compared to net cash provided by operating activities of $38,710 for the six months ended June 30, 2012. The generation of cash from operating activities for the six months ended June 30, 2013 is due to the net income of $44,923, the addition of non-cash depreciation and amortization expenses and loss on disposal of assets of $72,649, the gain on forgiveness/settlement of debt of $7,766, the gain on cancellation of debt of $33,023, the issuance of common stock for payment of services rendered of $5,000, stock-based compensation expense of $47,855 and the issuance of common stock for payment of interest expense of $1,750, offset by the net negative change in the operating assets and liabilities accounts of $47,963, that include accounts receivable, other assets and accounts payable and accrued expenses.

Net cash used in investing activities for the six months ended June 30, 2013 was $28,489 related to leasehold improvements for the new administrative office space occupied in April 2013, the capitalization of labor related to the development of new Agile training courses and related training manuals and investments made in other property and equipment, as compared to $1,300 for the six months ended June 30, 2012.

Net cash used in financing activities was $35,367 and $50,023 for the six months ended June 30, 2013 and 2012, respectively. The net cash used in financing activities for both periods was primarily related to payments to reduce notes payable and notes payable – related party and some re-purchases of the Company’s common stock.

As of June 30, 2013, the Company had a working capital surplus (Current Assets exceeded Current Liabilities) of $12,612 and had an accumulated deficit of $1,449,678. While there is no assurance that the Company will generate sufficient net income in subsequent periods such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the period ended June 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of June 30, 2013.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2013 based on the COSO framework criteria. Management has not identified any control deficiencies regarding the lack of segregation of duties and/or the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended June 30, 2013 included in this Quarterly Report on Form 10-Q are fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended June 30, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended June 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock:

During the six months ended June 30, 2013, the Company:

1.
Issued and certificated 1,250 shares of common stock to a certain lender as payment of interest for a note payable that were valued at $1,750. The note payable was fully repaid and discharged in December 2012;

2.
Issued 21,277 shares of common stock to the lender of the 15.00% Unsecured Note due July 2007 for principal value of $45,000 plus $5,000 in accrued and unpaid interest. The note payable was fully discharged in June 2013. These shares were not certificated until after the quarter ended June 30, 2013;

3.
Issued 15,551 shares of common stock to Dr. Ashraf M. Rofail bonus compensation in lieu of cash for the year ended December 31, 2012. These shares were not certificated until after the quarter ended June 30, 2013; and

4.
Issued 2,000 shares of common stock to KCSA Strategic Communications for investor relations advisory services performed during June 2013. As per the agreement with them, KCSA will receive $5,000 in cash and a number of shares of common stock valued at $5,000 each month for their services to the Company. These shares were not certificated until after the quarter ended June 30, 2013.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after June 30, 2013 have been included in the calculations of weighted average number of common shares outstanding, basic and diluted, and earnings (loss) per share, basic and diluted, for the three and six months ended June 30, 2013, as they are considered outstanding.

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
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on August 14, 2013 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO