Form 10-Q
period 2013-09-30
SANTEON GROUP, INC.
filed 2013-11-14
CIK 828940

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

Form 10-Q

(Mark one)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 33-19961

Santeon Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	01-0623010
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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
Yes ☐ No ☒

As of November 12, 2013, there were 1,263,072 shares outstanding of the issuer’s common stock.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

SANTEON GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$190,492	$183,785
Accounts receivable	657,823	796,466
Other current assets	81,265	16,795
Total current assets	929,580	997,046

Property, plant and equipment, net	39,599	20,364
Software assets, net	199,582	281,212
Other asset	23,950	8,783
Total non-current assets	263,131	310,359

Total Assets	$1,192,711	$1,307,405

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$718,028	$1,107,345
Notes payable - current portion	76,649	120,509
Total current liabilities	794,677	1,227,854

Long term liabilities:
Deferred rent	58,078	-
Notes payable	29,925	83,166
Total long term liabilities	88,003	83,166

Stockholders' equity (deficit):
Preferred stock, par value $0.001, 50,000,000 shares authorized: 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	-	-
Common stock, par value $0.001, 50,000,000 shares authorized; 1,240,861 and 1,184,899 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	1,241	1,185
Common stock to be issued	52,500	10,000
Additional paid in capital	1,682,717	1,518,726
Treasury Stock, at cost, 0 and 16,238 shares as of September 30, 2013 and December 31, 2012, respectively	-	(38,925)
Accumulated deficit	(1,426,427)	(1,494,601)
Total stockholders' equity (deficit)	310,031	(3,615)

Total Liabilities and Stockholders' Equity (Deficit)	$1,192,711	$1,307,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Revenues	$1,481,436	$1,196,711	$4,042,117	$2,897,904

Cost of revenue	785,948	588,741	2,043,506	1,608,833
Gross Profit	695,488	607,970	1,998,611	1,289,071

Operating expenses:
General, selling and administration	724,570	456,478	2,027,725	1,276,315
Depreciation and amortization	4,413	1,460	8,098	4,273
Total operating expenses	728,983	457,938	2,035,823	1,280,588

(Loss) income from operations	(33,495)	150,032	(37,212)	8,483

Other Income (Expenses):
Interest expense	(792)	(1,556)	(8,224)	(9,908)
Gain on cancellation of debt/equity	7,500	-	40,523	-
Gain on forgiveness/settlement of debt	54,190	407	61,956	75,697
(Loss)/gain from foreign currency transactions	(4,152)	1,840	11,187	2,386
Loss on disposal of asset	-	-	(56)	-
Total other income, net	56,746	691	105,386	68,175

Income before provision for income taxes	23,251	150,723	68,174	76,658

Provision for income tax expense (benefit)	-	-	-	-

Net income	$23,251	$150,723	$68,174	$76,658

Net income per common share, basic	$0.02	$0.13	$0.06	$0.06

Net income per common share, diluted	$0.02	$0.13	$0.06	$0.06

Weighted average number of common shares outstanding, basic	1,254,883	1,192,734	1,215,366	1,198,825

Weighted average number of common shares outstanding, diluted	1,254,883	1,192,734	1,215,366	1,198,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Unaudited)

			Common Shares To Be		Additional				Total Shareholder's
	Common stock		Issued		Paid in	Treasury stock		Accumulated	Equity
	Shares	Par Value	Shares	Amount	Capital	Shares	Amount	Deficit	(Deficit)

Balance, December 31, 2012	1,184,899	$1,185	5,000	$10,000	$1,518,726	(16,238)	$(38,925)	$(1,494,601)	$(3,615)

Common stock issued for accrued interest	1,250	1	-	-	1,749	-	-	-	1,750
Repurchases of common stock	(366)	-	-	-	-	(366)	(720)	-	(720)
Common stock issued for cash	5,000	5	(5,000)	(10,000)	9,995	-	-	-	-
Common stock issued and to be issued for compensation	17,000	17	22,211	52,500	42,483	-	-	-	95,000
Common stock issued for accrued bonus	15,551	16	-	-	40,261	-	-	-	40,277
Common stock issued for loan repayment and accrued interest	21,277	21	-	-	49,979	-	-	-	50,000
Stock-based compensation expense on stock options granted	-	-	-	-	66,665	-	-	-	66,665
Cancellation of common stock and treasury stock	(3,750)	(4)	-	-	(47,141)	16,604	39,645	-	(7,500)
Net income	-	-	-	-	-	-	-	68,174	68,174

Balance, September 30, 2013	1,240,861	$1,241	22,211	$52,500	$1,682,717	-	$-	$(1,426,427)	$310,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)

	September 30, 2013	September 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,174	$76,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,604	101,524
Loss on disposal of asset	56	-
Gain on cancellation of debt	(40,523)	-
Gain on forgiveness/settlement of debt	(61,956)	(75,697)
Common stock issued or to be issued for compensation	35,625	22,500
Stock-based compensation expense - common stock options	66,665	-
Common stock issued for accrued interest	1,750	-
Changes in operating assets and liabilities:
Accounts receivable	138,643	(78,714)
Other current assets	(5,095)	(4,112)
Other asset	(15,167)	-
Accounts payable and accrued expenses	(190,983)	174,514
Net cash provided by operating activities	109,793	216,673

CASH FLOWS FROM INVESTING ACTIVITIES:
Capitalized software assets	(22,877)	-
Purchases of property, plant and equipment	(28,388)	(4,851)
Proceeds from sale of fixed assets	1,000	-
Net cash used in investing activities	(50,265)	(4,851)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for treasury stock	(720)	(17,500)
Repayments of notes payable-related party	-	(57,033)
Repayments of notes payable	(52,101)	(34,131)
Net cash used in financing activities	(52,821)	(108,664)

Net increase in cash	6,707	103,158
Cash, beginning of the period	183,785	16,960

Cash, end of the period	$190,492	$120,118

Supplemental disclosures of cash flow information:
Income tax paid	$-	$-
Interest paid	$2,298	$2,513

Supplemental disclosures for non-cash investing and financing activities:
Common stock issued for settlement of debt and accrued interest	$50,000	$-
Common stock issued for settlement of accrued bonus	$40,277	$-
Common stock issued for prepayment of services to be rendered	$59,375	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SANTEON GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2013
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

In the opinion of management, the unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments (consisting of normal recurring adjustments) considered necessary to present fairly the consolidated financial position as of September 30, 2013 and the results of operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012.  The results from operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Basis of Consolidation

As of September 30, 2013, the Company had one wholly owned subsidiary: Santeon, Inc. with Santeon Egypt and Santeon India Pvt. Ltd. operating as branch offices under Santeon, Inc.  The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary.  All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 2.  Liquidity

We believe that our present cash balance, the recent trends of strong revenue growth, net profits generated and net cash generated by operating activities, contracts in hand, current customer prospects and the improvement in working capital (current assets exceeded current liabilities by $134,903 as of September 30, 2013) will be sufficient to sustain our operations for the next twelve months.

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

The Company has taken the position that the employees whose time is dedicated to development of and further enhancement of the Company’s BPM software platform should be treated as a capital asset and amortized over a five (5) year period. The Company capitalized internal labor costs of $7,662 and $22,877 for the three and nine months ended September 30, 2013, respectively, and $0 for the three and nine months ended September 30, 2012. Amortization expense related to the capitalization of software development of $33,147 and $32,003 has been recorded under cost of revenues for the three months ended September 30, 2013 and 2012, respectively, and amortization expense of $97,152 and $96,008 has been recorded under cost of revenues for the nine months ended September 30, 2013 and 2012, respectively. Also, included in cost of revenue is amortization expense related to the acquired software of $2,451 and $414 for the three months ended September 30, 2013 and 2012, respectively, and $7,354 and $1,242 for the nine months ended September 30, 2013 and 2012, respectively. The table below reflects the capitalized software costs as of September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(unaudited)

Software, net of accumulated amortization of $475,852 and $378,700 at September 30, 2013 and December 31, 2012, respectively.	$187,080	$261,356

Acquired software, net of accumulated amortization of $61,639 and $54,285 at September 30, 2013 and December 31, 2012, respectively, and accumulated impairment of $243,667 at September 30, 2013 and December 31, 2012, respectively.	12,502	19,856

Software assets, net	$199,582	$281,212

Management performs periodic evaluation on the net carrying value of the Company’s revenue-generating assets as compared to the net present value of cash flows generated by them to determine if they are properly valued and reflected on the Company’s consolidated financial statements. There was no impairment charge recognized for the three and nine months ended September 30, 2013 for the Company’s acquired software.

Note 5: Notes Payable

As of September 30, 2013 and December 31, 2012, the Company had outstanding notes payable as follows:

	September 30, 2013	December 31, 2012
	(unaudited)

2.00% Unsecured Promissory Note due March 2015	$106,574	$158,675

15.00% Unsecured Note due July 2007	-	45,000

Total Notes Payable	106,574	203,675

less: current portion of Notes Payable	(76,649)	(120,509)
Long term portion of Notes Payable	$29,925	$83,166

Note 6.  Capital Stock

Common Stock:

During the nine months ended September 30, 2013, the Company:

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

3.	Issued 15,551 shares of common stock valued at $40,277 in lieu of cash to Dr. Ashraf M. Rofail as bonus compensation for services rendered during the year ended December 31, 2012.
4.
Issued 2,000 shares of common stock to KCSA Strategic Communications for investor relations advisory services performed during June 2013. As per the agreement with them, KCSA will receive $5,000 in cash and a number of shares of common stock valued at $5,000 each month for their services to the Company.

5.
Issued 15,000 shares of common stock valued at $37,500 to Mr. Jason Frankl as compensation pursuant to his director’s agreement. Of the implied value of common stock issued to Mr. Frankl, $7,813 has been expensed in the condensed consolidated statements of operations and the balance shown as prepaid expenses under other current assets in the condensed consolidated balance sheet.

6.
Issued 15,000 shares of common stock valued at $37,500 to Mr. Ashraf Yacoub as compensation pursuant to his director’s agreement. These shares were not certificated until after the quarter ended September 30, 2013. Of the implied value of common stock issued to Mr. Yacoub, $7,813 has been expensed in the condensed consolidated statements of operations and the balance shown as prepaid expenses under other current assets in the condensed consolidated balance sheet.

7.
Issued 7,211 shares of common stock to KCSA Strategic Communications for investor relations advisory services performed during three months ended September 20, 2013. As per the agreement with them, KCSA will receive $5,000 in cash and a certain number of shares of common stock valued at $5,000 each month for their services to the Company. These shares were not certificated until after the quarter ended September 30, 2013.

8.	Cancelled 3,750 shares of common stock valued at $7,500 previously issued for services rendered.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after September 30, 2013 have been included in the calculations of weighted average number of common shares outstanding, basic and diluted, and earnings (loss) per share, basic and diluted, for the three and nine months ended September 30, 2013, as they are considered outstanding.

Employee Stock Options:

During the three and nine months ended September 30, 2013, the Company granted to certain employees of the Company 0 and 89,500, respectively, incentive stock options to purchase common stock of the Company pursuant to the 2012 Employee Incentive Stock Option Plan. During the three and nine months ended September 30, 2013, the Company cancelled 0 and 17,500, respectively, common stock options for employees who left the Company.

The following table summarizes the changes in common stock options outstanding and the related exercise prices for the common stock options of the Company’s common stock issued to employees under the 2012 Employee Incentive Stock Option Plan as of September 30, 2013:

	Options Outstanding			Options Exercisable
Exercise Prices (S)	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price (S)	Number Exercisable	Weighted Average Exercise Price
$2.00	53,750	9.25	$2.00	13,438	$2.00
$2.20	8,000	9.25	$2.20	2,000	$2.20
$2.59	10,250	9.75	$2.59	-	$-
	72,000		-	15,438	$2.03

Transactions involving employee stock options issued are summarized as follows:

	Number of Shares	Weighted Average Price Per Share
Outstanding at December 31, 2012	-	$-
Granted	89,500	2.10
Exercised	-	-
Cancelled	(17,500)	(2.09)
Outstanding at September 30, 2013	72,000	$2.11

The fair value of these stock options granted and the significant assumptions used to determine those fair values, using a Black-Scholes option-pricing model are as follows:

Significant assumptions:
Risk-free interest rate at grant date	0.78%
Expected stock price volatility	268.85%
Expected dividend payout	—
Expected option life-years	5

As a result of the assumptions above, non-cash, stock-based compensation expense of $18,810 was charged to the unaudited condensed consolidated statements of operations for the three months ended September 30, 2013 and $66,665 for the nine months ended September 30, 2013. During the three months ended September 30, 2013, 10,000 previously granted common stock options were forfeited as a result of the departure of two former employees of the Company. These stock options were returned to the general pool of stock options available for future grant.

Note 7. Subsequent Events

Stock Issuance:

Subsequent to the quarter ended September 30, 2013, the Company issued 15,000 shares of common stock to an independent external director of the Company as per his Director’s Service Agreement with the Company.

Sale of eBN:

On October 31, 2013, Santeon Group Inc. and its wholly-owned subsidiary, Santeon, Inc. (collectively, “Santeon”) entered into an Asset Purchase Agreement with eBenefits Network LLC, a Delaware limited liability company (“eBenefits”) whereby Santeon sold to eBenefits its cloud-based service division that automates the employee benefits enrollment process. These assets were sold to eBenefits for $500,000 in cash, subject to post-closing purchase price adjustments.  Santeon’s Chief Executive Officer, Dr. Ash Rofail, is a member of eBenefits.

Santeon completed the sale of these assets to eBenefits on October 31, 2013 and eBenefits paid the entire purchase price, with $100,000 being placed into escrow to cover any downward adjustment of the purchase price that may occur. As of now, Santeon does not anticipate that the purchase price will be reduced in any significant amount. However, Santeon could receive an increase to the purchase price in the event that a potential, significant contract is awarded to eBenefits. In that case, Santeon will receive 20% of the first four (4) years value of such contract.

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

The Company records allowances for doubtful accounts based upon a specific review of all significant outstanding invoices. For those invoices not specifically reviewed, provisions are provided at differing rates, based upon the age of the receivable, the collection history associated with the specific customer or product sold. The Company writes-off a receivable and charges it against the recorded allowance when the Company has exhausted its collection efforts without success. The Company currently has no reserves for uncollectible accounts as of September 30, 2013 and December 31, 2012, respectively.

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

As of September 30, 2013, there were 72,000 common stock options granted and outstanding and no warrants or preferred shares issued and outstanding.

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

Results of Operations.  Three months ended September 30, 2013 vs. three months ended September 30, 2012

Revenues

During the three months ended September 30, 2013, we generated total revenues of $1,481,436 as compared to $1,196,711 for the three months ended September 30, 2012.  Of the $284,725 period over period increase in revenues, an increase of $147,867 was generated by software development and maintenance, an increase of $105,682 from eBN and an increase of $31,176 from the Agile coaching and consulting practice.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2013 was $785,948 compared to $588,741 for the three months ended September 30, 2012.  The period over period increase of $197,207 is due to an increase of $189,383 in headcount to support the increase in Agile training, coaching and consulting and software development, support and maintenance revenues and an increase of $7,824 related to non-headcount related expenses.

Operating Expenses

Overall operating expenses for the three months ended September 30, 2013 were $728,983 compared to $457,938 for the three months ended September 30, 2012.  Of the $271,045 period over period increase in total operating expenses, the primary components of the change are: an increase of $172,252 in personnel and personnel-related expenses, an increase of $48,568 for administrative rent and utilities arising from the new headquarters space lease, an increase of $22,521 for administrative computer equipment and peripherals as period costs, an increase of $18,742 related to public compliance expenses, an increase of $6,229 for non-billable travel expenses and a net increase of $2,733 in other administrative costs.

Net Income

The Company had net income of $23,251 for the three months ended September 30, 2013, compared to net income of $150,723 for the three months ended September 30, 2012.  Included in the quarters ended September 30, 2013 and 2012 was non-cash stock compensation expense of $18,810 and $0 as well as foreign currency transaction gains/(losses) of ($4,152) and $1,840, respectively.  Included in the net income for the three months ended September 30, 2013 and 2012 was a gain on forgiveness/settlement of debt of $54,190 and $407 and a gain on cancellation of debt/equity of $7,500 and $0, respectively.

The gain on forgiveness/settlement of debt for the three months ended September 30, 2013 is the settlement of a long-standing obligation owed by the Company’s predecessor, ubroadcast Inc. (“ubroadcast”), to a professional services firm based in San Francisco, CA.  Ubroadcast owed the firm $69,190 for services rendered during the period October 2006 to June 2010.  The obligation for these services transferred to Santeon after the Merger Transaction in May 2010. The Company has been negotiating with the firm since September 2011 for a reduced amount to settle the obligation and finally agreed on $15,000 as full and final settlement of the obligation. As a result of the final payment amount, the Company realized a gain on forgiveness/settlement of debt of $54,190 for the three months ended September 30, 2013.

Results of Operations.  Nine months ended September 30, 2013 vs. nine months ended September 30, 2012

Revenues

During the nine months ended September 30, 2013, we generated total revenues of $4,042,117 as compared to $2,897,904 for the nine months ended September 30, 2012.  Of the $1,144,213 period over period increase in revenues, an increase of $824,755 was generated by the Agile business, a net increase of $200,021 in eBN and an increase of $119,437 from software development and maintenance.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2013 was $2,043,506 compared to $1,608,833 for the nine months ended September 30, 2012.  The period over period increase of $434,673 is due to an increase of $457,084 in headcount to support the increase in Agile coaching and consulting, eBN and software development, support and maintenance revenues and a net decrease of $22,411 related to non-headcount related expenses.

Operating Expenses

Overall operating expenses for the nine months ended September 30, 2013 were $2,035,823 compared to $1,280,588 for the nine months ended September 30, 2012.  Of the $755,235 period over period increase in total operating expenses, the primary components of the change are: an increase of $499,601 in personnel and personnel-related expenses, an increase of $97,213 for administrative rent and utilities, an increase of $88,512 related to public compliance expenses, an increase of $38,147 for administrative computer equipment and peripherals as period costs, an increase of $30,666 for non-billable travel expenses and a net increase of $1,096 in other administrative costs.

Net Income (Loss)

The Company had net income of $68,174 for the nine months ended September 30, 2013, compared to net income of $76,658 for the nine months ended September 30, 2012.  Included in the in the net income for the nine months ended September 30, 2013 and 2012 was non-cash stock compensation expense of $66,665 and $0, a gain on cancellation of debt of $40,523 and $0, respectively, a gain on forgiveness/settlement of debt of $61,956 and $75,697, respectively, foreign currency transaction gains of $11,187 and $2,386, respectively, and a loss on disposal of asset of $56 and $0, respectively.

The gain on forgiveness/settlement of debt of $61,956 for the nine months ended September 30, 2013 is primarily due to the settlement of a long-standing obligation owed by the Company’s predecessor, ubroadcast Inc. (“ubroadcast”), to a professional services firm based in San Francisco, CA.  Ubroadcast owed the firm $69,190 for services rendered during the period October 2006 to June 2010.  The obligation for these services transferred to Santeon after the Merger Transaction in May 2010. The Company has been negotiating with the firm since September 2011 for a reduced amount to settle the obligation and finally agreed on $15,000 as full and final settlement of the obligation. As a result of the final payment amount, the Company realized a gain on forgiveness/settlement of debt of $54,190 for the nine months ended September 30, 2013.

The gain on cancellation of debt of $40,523 for the nine months ended September 30, 2013 is primarily due to a write-off of $30,400 related to a liability that was recorded in a prior period. The origin of this liability was a Securities Purchase Agreement, that was filed on March 14, 2007, between Diamond I, Inc. (“Diamond I” and a predecessor of Santeon) and NewMarket Technology Inc. (“NewMarket”), a potential investor in Diamond I. The agreement provided for certain cash advances from NewMarket to Diamond I so that Diamond I could meet its public company reporting requirements ahead of the cash investment NewMarket was to make in Diamond I and to provide for other working capital needs. The intended investment was never consummated, and thus the Securities Purchase Agreement expired. However, management assumed there was an obligation on the part of the Diamond I to repay to NewMarket the advanced funds, or $30,400; however, upon careful examination of the Securities Purchase Agreement, there is no provision for the return of the advanced funds, and thus no requirement to create an obligation on the financial statements of Diamond I. Santeon’s current management made several attempts over multiple years to contact NewMarket to confirm the obligation, but to no avail. Therefore, the Company took the decision to write-off the obligation, resulting in cancellation of debt income of $30,400 for the nine months ended September 30, 2013.

Financial Condition

Net cash provided by operating activities was $109,793 for the nine months ended September 30, 2013 compared to net cash provided by operating activities of $216,673 for the nine months ended September 30, 2012. The generation of cash from operating activities for the nine months ended September 30, 2013 is due to the net income of $68,174, the addition of non-cash depreciation and amortization expenses and loss on disposal of assets of $112,604 and $56, respectively, the add-back of the gain on forgiveness/settlement of debt of $61,956, the gain on cancellation of debt of $40,523, common stock issued or to be issued for compensation services of $35,625, stock-based compensation expense – common stock options of $66,665 and the issuance of common stock for payment of interest expense of $1,750, offset by the net negative change in the operating assets and liabilities accounts of $72,602, that include accounts receivable, other assets and accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended September 30, 2013 was $50,265 related to leasehold improvements for the new administrative office space occupied in April 2013, the capitalization of labor related to the development of new Agile training courses and related training manuals and investments made in other property and equipment, as compared to $4,851 for the nine months ended September 30, 2012.

Net cash used in financing activities was $52,821 and $108,664 for the nine months ended September 30, 2013 and 2012, respectively. The net cash used in financing activities for both periods was primarily related to payments to reduce notes payable and notes payable – related party and some re-purchases of the Company’s common stock.

As of September 30, 2013, the Company had a working capital surplus (Current Assets exceeded Current Liabilities) of $134,903 and had an accumulated deficit of $1,426,427. While there is no assurance that the Company will generate sufficient net income in subsequent periods such that the accumulated deficit will turn into positive retained earnings, the Company intends to invest prudently in the growth of its products and services in order to grow top-line revenue and generate net income in future periods.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Securities Exchange Act of 1934, as amended, or 1934 Act, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (principal financial officer) as appropriate, to allow timely decisions regarding required disclosure. During the period ended September 30, 2013 we carried out an evaluation, under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13(a)-15(e) under the 1934 Act. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were not effective as of September 30, 2013.

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

With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2013 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").  Based on our evaluation and the material weaknesses described below, management concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2013 based on the COSO framework criteria. Management has not identified any control deficiencies regarding the lack of segregation of duties and/or the need for a stronger internal control environment.  Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future, such as segregation of duties, due to the cost/benefit of such remediation.

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

In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended September 30, 2013 included in this Quarterly Report on Form 10-Q are fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended September 30, 2013 are fairly stated, in all material respects, in accordance with US GAAP.

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

Changes in Internal Controls

During the fiscal quarter ended September 30, 2013, there have been no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not currently involved in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock:

During the nine months ended September 30, 2013, the Company:

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

3.	Issued 15,551 shares of common stock valued at $40,277 in lieu of cash to Dr. Ashraf M. Rofail as bonus compensation for services rendered during the year ended December 31, 2012.
4.
Issued 2,000 shares of common stock to KCSA Strategic Communications for investor relations advisory services performed during June 2013. As per the agreement with them, KCSA will receive $5,000 in cash and a number of shares of common stock valued at $5,000 each month for their services to the Company.

5.
Issued 15,000 shares of common stock valued at $37,500 to Mr. Jason Frankl as compensation pursuant to his director’s agreement. Of the implied value of common stock issued to Mr. Frankl, $7,813 has been expensed in the condensed consolidated statements of operations and the balance shown as prepaid expenses under other current assets in the condensed consolidated balance sheet.

6.
Issued 15,000 shares of common stock valued at $37,500 to Mr. Ashraf Yacoub as compensation pursuant to his director’s agreement. These shares were not certificated until after the quarter ended September 30, 2013. Of the implied value of common stock issued to Mr. Yacoub, $7,813 has been expensed in the condensed consolidated statements of operations and the balance shown as prepaid expenses under other current assets in the condensed consolidated balance sheet.

7.
Issued 7,211 shares of common stock to KCSA Strategic Communications for investor relations advisory services performed during three months ended September 20, 2013. As per the agreement with them, KCSA will receive $5,000 in cash and a certain number of shares of common stock valued at $5,000 each month for their services to the Company. These shares were not certificated until after the quarter ended September 30, 2013.

8.	Cancelled 3,750 shares of common stock valued at $7,500 previously issued for services rendered.

    The above securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(2) thereof and Rule 506 thereunder, as a transaction not involving a public offering.  Shares authorized for issuance, but not physically certificated until after September 30, 2013 have been included in the calculations of weighted average number of common shares outstanding, basic and diluted, and earnings (loss) per share, basic and diluted, for the three and nine months ended September 30, 2013, as they are considered outstanding.

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
* filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 14, 2013 on its behalf by the undersigned, thereunto duly authorized.

SANTEON GROUP INC.

By:	/s/ Ashraf M. Rofail
Dr. Ashraf M. Rofail
Chairman and CEO